Form 10QSB
period 2004-09-30
GOOD BUDDYS COFFEE EXPRESS INC
filed 2005-09-29
CIK 1221749

U.S. SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                              FORM 10-QSB

[X]  QUARTERLY  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended September 30, 2004

or

[ ]  TRANSITION  REPORT  PURSUANT  TO SECTION  13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from

                             Commission File No.
                                  000-50639

                       Good Buddy's Coffee Express, Inc.
                (Name of Small Business Issuer in its Charter)


       Florida                        22-3880440
(State of Incorporation) (I.R.S. Employer Identification No.)


                 7 Richmond Lane, Blythewood, South Carolina 29016
                    (Address of Principal Executive Offices)


                                (803) 920-4620
                 (Registrant's telephone number. including area code)



(Former name, address and fiscal year, if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ____ No___.

The number of shares of the registrant's common stock, par value $0.0001 per share, outstanding as of September 25, 2005 was 2,550,000.

                      Good Buddy's Coffee Express, Inc.

                        (A DEVELOPMENT STAGE ENTERPRISE)


                             FINANCIAL STATEMENTS

                                  INDEX


Part I-- FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Item 2. Management's Discussion and Analysis or Plan of Operations

Item 3. Controls and Procedures


Part II-- OTHER INFORMATION

Item 2. Changes in Securities

Item 6. Exhibits and Reports on Form 8-K








                       Good Buddy's Coffee Express, Inc.

                        (A DEVELOPMENT STAGE COMPANY)



PART I - FINANACIAL INFORMATION


ITEM 1	FINANCIAL INFORMATION








                       Good Buddy's Coffee Express, Inc.
                        (A DEVELOPMENT STAGE COMPANY)


                                  CONTENTS


PAGE 1       BALANCE SHEET AS OF SEPTEMBER 30, 2004 (UNAUDITED)


PAGE 2       STATEMENT OF CASH FLOWS FOR THE NINE MONTHS ENDED
             SEPTEMBER 30, 2004 AND FOR THE YEAR ENDED DECEMBER
             31, 2003 AND FOR THE PERIOD FROM SEPTEMBER 6, 2002
             (INCEPTION) THROUGH SEPTEMBER 30, 2004.

PAGE 3       INCOME STATEMENT FOR THE NINE MONTHS ENDED
             SEPTEMBER 30, 2004 AND FOR THE YEAR ENDED DECEMBER
             31, 2003 AND FOR THE PERIOD FROM SEPTEMBER 6, 2002
             (INCEPTION) THROUGH SEPTEMBER 30, 2004.


             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (UNAUDITED)







                         GOOD BUDDY'S COFFEE EXPRESS,INC.
                        (A Developmental Stage Enterprise)
                                   BALANCE SHEETS






                                                        September      December
                                                        30, 2004       31, 2003
                                                       ------------    --------

                            ASSETS
                            ------

Current Assets

     Cash                                              $  12,307       $ 19,332
                                                       ------------    --------

        Total Current Assets                              12,307         19,332
                                                       ------------    --------

        Total Assets                                   $  12,307       $ 19,332
                                                       ============    ========


                    LIABILITIES AND STOCKHOLDERS' EQUITY

Long Term Liabilities
Current Liabilities
   Accrued Interest                                    $     555       $   -
                                                       ------------   ---------
   Total Current Liabilities                                 555           -
                                                       ------------   ---------
     Note payable                                      $  15,000       $ 15,000
                                                       ------------   ---------

        Total Liabilities                                 15,555         15,000
                                                       ------------   ---------

Stockholders' Equity
   Preferred stock, $.0001 par value, 5,000,000 shares
   authorized, 0 shares issued and outstanding
   Common stock, $.0001 par value, 20,000,000 shares
   authorized, 2,550,000 shares issued and outstanding
   as of September 30, 2004 and December 31, 2003           255           255
   Additional paid in capital                             10,945       10,945
   Accumulated Deficit during the development stage      (14,448)      (6,868)

                                                       -----------   ---------

        Total Stockholders' Equity                         (3,248)      4,332
                                                       -----------   ---------

        Total Liabilities and Stockholders' Equity     $  12,307      $19,332
                                                       ===========   ==========


      The accompanying notes to financial statements are an integral part of these financial statements.

                        GOOD BUDDY'S COFFEE EXPRESS, INC.
                        (A Development Stage Enterprise)
                                INCOME STATEMENT



                                                                                       February 1
                                                                                         2002
                                                    Nine Months         Year          (Inception)
                                                     Ended              Ended           Through
                                                    September 30,      December 31,    September 30,
                                                      2004               2003            2004
                                                    -------------     --------------   ------------
Revenues                                           $      -          $       -        $      -

Administrative expenses                                 7,580              6,668          14,448
                                                    -------------     --------------   ------------

Net (Loss)                                         $   (7,580)       $    (6,668)     $  (14,448)
                                                    =============     ==============   ============

Basic net loss per common share                    $    (0.00)       $    (0.00)      $    (0.01)
                                                    =============     ==============   ============

Weighted Average of Common Shares Outstanding        2,350,000          2,183,333       2,350,000
                                                    =============     ==============   ============




The accompanying notes to financial statements are an integral part of these financial statements.

                       GOOD BUDDY'S COFFEE EXPRESS, INC.
                       (A Developmental Stage Enterprise)
                           STATEMENT OF CASH FLOWS



                                                                                                  February 1,
                                                                                                     2002
                                                                Nine Months           Year        (Inception)
                                                                   Ended              Ended         Through
                                                               September 30,      December 31,    September 30,
                                                                   2004               2003            2004
                                                               -------------     --------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
        Net (Loss)                                             $   (7,580)      $(6,668)        $(14,448)
         Adjustments to reconcile net (loss) to net
	   cash provided by (used in) operating activities:
             Stock issued to officer for expenses                                                    200
             Increase in Accrued Exenses                              555            -               555
                                                              --------------   ------------    ------------

        Net cash provided by (used in) operating activities        (7,025)        (6,668)        (13,693)
                                                              --------------   ------------    ------------


CASH FLOWS FROM FINANCING ACTIVITIES
        Proceeds from note payable                                                15,000          15,000
        Proceeds from sale of common stock                                        11,000          11,000
                                                              --------------   ------------   -------------

        Net cash provided by (used in) financing activities            -          26,000          26,000
                                                              --------------   ------------   -------------

NET INCREASE (DECREASE) IN CASH                                    (7,025)        19,332          12,307

CASH - BEGINNING OF PERIOD                                         19,332            -               -
                                                              --------------   ------------   -------------

CASH - END OF PERIOD                                         $     12,307       $ 19,332      $   12,307
                                                             ===============   ============   =============





The accompanying notes to financial statements are an integral part of these financial statements.

                GOOD BUDDY'S COFFEE EXPRESS, INC.
               (A Development Stage Enterprise)
                 NOTES TO FINANCIAL STATEMENTS



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business Operations

Good Buddy's Coffee Express, Inc. (the "Company") was incorporated in the state of Florida on February 1, 2002. The
Company is based in South Carolina and plans to develop a national chain of drive through, high quality coffee outlets, beginning in Columbia, South Carolina.

In order to accomplish its goal, the Company has to raise investor capital to finance the first company owned locations, as well as the manufacturing and packaging equipment necessary to
support the stores' operations.   Accordingly, the Company is
classified as a Development Stage Enterprise, effective February
1, 2002.

Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash Equivalents

There are no cash equivalents.

Fair Value of Financial Instruments

Financial instruments, including cash, receivables, accounts payable, and notes payable are carried at amounts which reasonably approximate their fair value due to the short-term nature of these amounts or due to variable rates of interest which are consistent with market rates. At present, the Company does not have any receivables, accounts payable or notes payable.

Earnings (Loss) Per Share

The Company presents "basic" earnings (loss) per share and, if applicable, "diluted" earnings per share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS 128"). Basic earnings (loss) per share is calculated by dividing net income or loss by the weighted average number of shares outstanding during each period. The calculation of diluted earnings (loss) per share is the same as the basic earnings (loss) per share.

                  GOOD BUDDY'S COFFEE EXPRESS, INC.
                  (A Development Stage Enterprise)
                    NOTES TO FINANCIAL STATEMENTS



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

Recent Accounting Pronouncements

In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity's product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements of FIN 45 are effective for financial statements for interim or annual periods ending after December 15, 2002. The adoption of FIN 45 does not have a material impact on the Company's financial position or on its results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46
("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company does not expect adoption of FIN 46 to have a material impact on its financial position or on its results of operations.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting of derivative instruments and hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 amends SFAS No. 133 for decisions made:
(i) as part of the Derivatives Implementation Group process that require amendment to SFAS No. 133; (ii) in connection with other FASB projects dealing with financial instruments; and (iii) in connection with the implementation issues raised related to the application of the definition of a derivative. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for designated hedging relationships after June 30, 2003. The Company believes that the adoption of SFAS No. 149 does not have a material impact on its financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for
Certain Financial Instruments with Characteristics of both
Liabilities and Equity." The Statement establishes standards for how an issuer classifies and measures certain financial instruments with

                GOOD BUDDY'S COFFEE EXPRESS, INC.
                (A Development Stage Enterprise)
                 NOTES TO FINANCIAL STATEMENTS



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)


characteristics of both liabilities and equity and further requires that an issuer classify as a liability (or an asset in some circumstances) financial instruments that fall within its scope because that financial instrument embodies an obligation of the issuer. Many of such instruments were previously classified as equity. The statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company believes that the adoption of this standard does not have a material impact on its financial position or results of operations.

In November 2002, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 00-21 ("EITF No. 00-21"), "Multiple-Deliverable Revenue Arrangements." EITF No. 00-21 addresses how to account for arrangements that may involve the delivery or performance of multiple products, services, and/or rights to use assets. The consensus mandates how to identify whether goods or services or both that are to be delivered separately in a bundled sales arrangement should be accounted for separately because they are separate units of accounting. The guidance can affect the timing of revenue recognition for such arrangements, even though it does not change rules governing the timing or pattern of revenue recognition of individual items accounted for separately. The final consensus, concluded in May 2003, will be applicable to agreements entered into in fiscal years beginning after June 15, 2003 with early adoption permitted. Additionally, companies will be permitted to apply the consensus guidance to all existing arrangements as the cumulative effect of a change in accounting principle in accordance with APB No. 20, "Accounting Changes." The Company is still assessing the impact of adopting EITF
No. 00-21, but at this point believes that it will not have a material impact on its financial position or results of operations.

 In December 2002, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. SFAS No. 148 is an amendment to SFAS No. 123 providing alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and also provides additional disclosures about the method of accounting for stock-based employee compensation. Amendments are effective for financial statements beginning January 1, 2003. The Company believes that the adoption of this standard has no impact on its financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatorily redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS No. 150 is effective for all

                GOOD BUDDY'S COFFEE EXPRESS, INC.
                 (A Development Stage Enterprise)
                   NOTES TO FINANCIAL STATEMENTS



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period after June 15, 2003. The Company believes that the adoption of SFAS No. 150 has no impact on its financial position or results of operations. SFAS No. 144 will have a material effect on its financial position, results of operations, or cash flows.


NOTE 2 - COMMON STOCK TRANSACTIONS

On February 1, 2002, the Company issued 2,000,000 shares of it s common stock to its president for the $200 that he expended to form the corporation.

On February 15, 2003, the Company sold 550,000 shares of common stock to investors for a total of $11,000.


NOTE 3 - INCOME TAXES

The Company has no income tax liability for the eleven months ended December 31, 2002 and none for the year ended December 31, 2003 because of its net losses. As of December 31, 2003, the Company has unused operting loss carry-forwards of $200 expiring 2022 and of approximately $6,668 expiring in 2023, both of which may provide future tax benefits.


NOTE 4 - NOTE PAYABLE

On November 28, 2003, the Company issued an unsecured promissory note to an unrelated individual in exchange for a loan of $15,000. The interest of 5% will begin to be paid at June 1, 2004, and the principal is due on June 1, 2009.

The company has entered into agreements with two investors to provide funding to the Company.

Investments from the investors will provide the funds needed for Company operations. Both investors have established clear criteria for their investment. The first investor is Dee Properties LLC, of South Carolina, which has agreed to invest funds into the company to own the first cafe site and to lease the site back to the company. Dee Properties
LLC has offered a six-month "same as cash" (No principle or interest required for the first six months of the agreement. Principle and interest payments begin in the 7th month and are to be paid over a 60 month term.) agreement in exchange for shares of our common stock that will be issued at that time. The second investor is Colella Venture Partners LLP of California, which has offered to invest the sum of $50,000 into the company clearance by the NASD of the company's shares for trading upon the OTC Bulletin Board. The Company believes that the proceeds from these investments will be sufficient to allow the company to continue operations for at least twelve months.


NOTE 5 - GOING CONCERN

The Company has no revenues to date. Since its inception, the Company has been dependent upon the receipt of capital investment to fund its continuing activities. In addition to the normal risks associated with a new business venture, there can be no assurance that the Company's business plan will be successfully
executed.   As has been stated, an insignificant amount of funds
have been raised to date. The Company's ability to execute its business model will depend on its ability to obtain additional financing and achieve a profitable level of operations. There can be no assurance that sufficient financing will be obtained. Nor can any assurance be made that the Company will generate substantial revenues or that the business operations will prove to be profitable.

ITEM 2.                MANAGEMENT'S PLAN OF OPERATIONS
                       -------------------------------

We have not generated any revenues from our operations. To effectuate our business plan during the next twelve months, we must raise funding, locate a suitable location for our planned drive thru cafe, market our products and services and develop our brand image. We believe that we will begin to be able to generate revenues by the second quarter of the year 2006. Any revenues we earn will be infused back into the company and used for working capital. If we are able to earn sufficient revenue, we intend to continue to develop and expand into other markets.

Revenue generation will come from the following areas of
operations.  1.	We hope to attract a morning commuter clientele
through the convenience of drive-thru coffee and pastry distribution. Rapid distribution of coffee, efficient handling of assorted coffee materials (creamers, whipped cream, sugar, sweeteners, stirring straws, cup holders, lids, napkins etc) and easy access and egress from the facility will be paramount to achieving this goal. Flow through design will incorporate a one direction thoroughfare so traffic does not get bogged down approaching the ordering point. The orders will be placed and paid for at the window. Our goal is to have coffee and pastries in the customers hand within one minute after cash is received from the customer. In order to accomplish this goal with a limited morning staff we will have three main flavors available for order. The customer can choose a coffee either in regular roast green bean type, dark roasted green bean type and espresso roast. These three coffees will be available to the customer with steamed milk, straight dark or premixed with half and half. Sugar and sweeteners will be available for the customer to add as they like. We will offer the coffee in three sizes with pricing
varying according to size and selection.  2.	We will
incorporate a standard walk in cafe for those customers desirous of a seated lounge experience. We had no original intention to offer this venue but have seen the performance of single venue services struggle until name branding was accomplished. We expect our initial locations in South Florida and South Carolina to have multiple venues / access to our products but follow on
locations may have a different design to them.  3.	The last
revenue venue will be the evening literary program and night attraction. This has been successfully implemented in a number of cities with the most popular being the Kraine Gallery Bar in Manhattan's East Village and the Ear Inn. A three days a week hosting of popular local literary figures reading their work, an active debate series and then a developing artists forum will add a true community aspect to our for profit business. The goal is to attract the local university and academic members of the community. They will be very apt to buy and consume large amounts of our products and develop into a very loyal customer base and consistent revenue source. We will use the draw of local authors to open the literary crowd and also host a forum by publishing in the newspaper a contest to submit articles for a contest with the winner reading their work in the cafe. The overall goal is publicity to draw a crowd and being an active member of the community to gain a loyal customer base.

We are in the process of locating a suitable location for our initial cafe. At this time we have not entered into any agreements to locate our operations. We anticipate that we will need to build the location to suit our needs. \ Our initial retail location will be designed to provide the customer with an easy process of ordering and receiving gourmet coffee and pastries while having the option of remaining in their automobile or entering the establishment.. We plan to install in each location coffee brewing equipment, including an espresso machine and an automatic coffee grinder, and other additional related equipment. We will also attempt to enter into arrangements that will allow us to offer pastries and other related products. We will need to raise additional capital in order to finance our initial drive thru cafe.

We have agreements with two investors who have agreed to provide the funds needed for these operations. Both investors have established clear criteria for their investment. The first investor is Dee Properties LLC, of South Carolina, which has agreed to invest funds into the company to own the first cafe site and to lease the site back to the company. Dee Properties LLC has offered a six-month "same as cash" (No principle or interest required for the first six months of the agreement. Principle and interest payments begin in the 7th month and are to be paid over a 60 month term.) agreement in exchange for shares of our common stock that will be issued at that time. The second investor is Colella Venture Partners LLP of California, which has invested the sum of $50,000 into the company.

An unaffiliated individual loaned us $15,000 on November 28, 2003. According to the terms of the loan the loan amount accrues interest at a rate of 5% per annum, with interest payments due starting on June 1, 2004. The note is due on June 1, 2009 but may be called earlier at the sole discretion of the investor at any time after January 31, 2006.

We may attempt to raise additional funds through equity financings or through loans from banks or other lending institutions. We may not be able to arrange for any such investment or loans on favorable terms. As soon as we have received funding and are able to secure a location for our first drive thru cafe, we will begin interviewing staff. We anticipate we will hire employees to serve coffee and service the customers. We anticipate that we will use third parties to complete the development of our initial retail location.

Our plan of operation is materially dependent on our ability to raise additional working capital. We currently have [$18,000] on hand. Our operations to date have been focused on developing our brand name and attempting to establish strategic relationships with providers of gourmet coffees, teas, pastries and bakery items. We have not yet developed any strategic relationships with third parties. For the next twelve months, we anticipate that our day-to-day expenses will average approximately $1,000 per month until and unless we secure our first location. We currently have sufficient capital to finance these minimal operations for at least twelve months. We believe that our expenses will significantly increase once we begin renovating and developing our first location.

We expect to secure the location of our initial cafe by the end of the first quarter of 2006. We anticipate that we will need to build the location to suit our planned operations. We anticipate that it will take approximately 3 months to complete depending on the condition of the location. However, it is difficult to predict the exact timetable as the degree of build out and development depends on the condition of the property. As such, we believe that our first cafe will be operational by the end of the second quarter of 2006 barring any unforeseen difficulties and assuming we can arrange for sufficient financing. Our forecast for the period within which we will be successful in establishing our initial cafe location involves risks and uncertainties and actual results could fail as a result of a number of factors, both foreseen and unforeseen. In establishing our initial cafe, we expect to incur the following expenses:

Building and development including the cost of purchasing and installing coffee brewing and related equipment--Expenses for building and development will depend primarily on the condition of the location. However, we anticipate that we will be required to expend approximately $75,000 to build our initial site, including the purchase and installation of coffee brewing and related equipment.

Cost of computers-We anticipate having a computer system in each location to track sales and supplies.

Cost of six months working capital--We anticipate that our approximate working capital for the six months following the establishment of our first cafe will consist of the following:
$20,000 for direct cost of sales, including purchasing coffee, baked items, and equipment. $18,000 for payroll costs, which includes 3 part time employees and $9,000 for mortgage on an 800 square foot location.



ITEM 3.         Controls and Procedures
                -----------------------

(a)      Evaluation of disclosure controls and procedures.
         -------------------------------------------------

     Our Chief Executive Officer and Chief Financial Officer (the
"Certifying Officer") maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely.

     Under the supervision and with the participation of management, the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule [13a-14(c)/ 15d-14(c)] under the Exchange Act) within 90 days prior to the filing date of this report.

     Based upon that evaluation, the Certifying Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relative to our company required to be disclosed in our periodic filings with the SEC.

(b)     Changes in internal controls.
        -----------------------------

     Our Certifying Officer has indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of his evaluation, and there were no such control actions with regard to significant deficiencies and material weaknesses.


PART II - OTHER INFORMATION

There were no reportable items for Items 1 through 5


Item 6.  Exhibits

         (31.1) Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to section 302 of the Sarbanes-Oxley act of 2002.

         (32.1) Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                       GOOD BUDDY'S COFFEE EXPRESS, INC.

September 27, 2005      By: /s/ Scott Massey
                            ---------------------------
                                Scott Massey
                                Principal Executive Officer,
                                President, Principal Financial
                                Officer, Principal Accounting
                                Officer and Director