Form 10KSB
period 2004-12-31
GOOD BUDDYS COFFEE EXPRESS INC
filed 2005-09-30
CIK 1221749

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                 FORM 10-KSB

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2004

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



Securities registered pursuant to Section 12(g) of the Act: None

                   Common Stock, par value $0.0001 per share
                               (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No []

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The Company's revenues for the year ended December 31, 2004 were $0

     As of September 25, 2005, the aggregate market value of the voting stock held by non-affiliates of the registrant (based on a value of $.02 per share) on April 25, 2005 was $11,000.

     As of September 25, 2005, there were 2,550,000 shares of the registrant's Common Stock outstanding.

PART I.

Item 1.  DESCRIPTION OF THE BUSINESS

We were incorporated in Florida on February 1, 2002.

Current Operations.

Since our incorporation we have sought the proper mix of product offerings, community identity and unique venue. We have spent time developing the proper taste we want to offer to our customers in coffee selection, the right reasons that customers will choose us over many other choices as well as develop an adequate base of financial support to sustain operations through the period necessary until cash flow from operations can sustain us .At this time we do not have any operating locations built, nor any agreements in place to open any locations. The primary reason we have not opened a location is the financial requirement necessary to operate at a level necessary to sustain operations through the first six months. We anticipate that amount to be $150,000.


Our Business.

We plan to develop cafes in Florida and South Carolina and surrounding areas, featuring gourmet coffee, pastries and related items. Our objective is to develop cafes that will provide a forum for rapid service and a strong community identity with the widespread popularity of coffee and related products. At this time we do not have any locations operating. We intend to meet what we believe is an increasing demand for convenience and community at an affordable price. Our primary objectives are:

1.	    To start a successful gourmet coffee store in Columbia,
          SC and open a second in Boca Raton, FL.

2.        To develop a national chain of high quality coffee outlets.

3. To establish a parent company capable of leading a national chain as well as develop the growth / expansion strategy into new markets.

4. Form strategic alliances with associated companies to increase national presence and solidify the value of this niche distribution technique. At this time we have not entered into any agreements with any entities or associated companies regarding our prospective products or locations.

It is our opinion that the retail coffee industry in Florida and South Carolina, and their surrounding areas experienced growth at the beginning of the decade and is now moving into the mature stage of its life cycle. We believe that many factors contribute to the demand for good quality coffee including, but not limited to, the climate is extremely conducive to coffee consumption, the pace of life in Florida and South Carolina, while diverse, is still acceptable to coffee consumption, and current trends reflecting the popularity of fresh, strong, quality coffee and specialty drinks.

Due to intense competition, we believe that it is no longer good enough just to open a cafe. We believe that cafe owners must look for ways to differentiate their cafe from others in order to achieve and maintain a competitive advantage.

We recognize this need for differentiation and strongly believe that two features will add this competitive advantage. The first concept is to offer a convenient drive thru that will allow the morning commuters rapid access to coffee without having to find parking and exit their automobile. Secondly, we intend to have an active program of artistic entertainment and dialog via literature readings and orchestrated debates.

The design of our building will incorporate four aspects. The first aspect will be the drive thru. Easy flow of traffic through the parking lot to the ordering window and out the exit is the desired goal. We will utilize LTC Architects LLC, of Columbia, SC to help develop and design our sites both in Columbia and South Florida. We have not entered into an agreement between LTC Architects and Good Buddy's Coffee
Exchange, Inc. at this time.   The second aspect is the debate
and evening forum area. We will call this the Agora after the ancient Greek word for meeting place. This will be a room that can host 25-30 people in a cozy setting able to consume coffee and pastries while hearing a talk, debate or speaker. The third aspect is a 4-500 square foot area for business presentations and general social gatherings of customers. The fourth and central aspect is the coffee and food management area. We will set this up as a counter from where people can walk up and order as well as where a minimal waiting staff can place orders for seated customers during events. The total space requirement will be approximately 1500-2000 square feet.


Products and Services
---------------------

We intend to retail gourmet coffee through two mechanisms. The first will be an easy and convenient mechanism - the drive through. The second will be through our store / meeting place located on site with the drive thru. Coffee will be acquired by our own buyers throughout global coffee growing regions namely the Daintree Rainforest of Queensland, Australia and The Federation of Coffee Growers in Bogota, Colombia. We will import and package our coffee under our own private label. At this time we have not entered into any agreements with suppliers or related interests. We will expand our product offerings in types of coffee to capture and maintain market share and grow beyond its basic roots. We will initially start with three basic types of coffee. The first being a dark roast, the second a premium roast and the third an espresso grade offering. This initial offering of three will allow us to quickly service trafficking customers in the morning rush as well as be an adequate base to service our evening clientele for our entertainment and literary programs.

We believe that with our unique distribution niche we will penetrate the market that is currently dominated by Starbucks, various bagel outlets and McDonalds. None of these offer the combination of high quality, gourmet coffee with the drive through access nor do they appeal to the community as an "intellectual watering hole". The demographics of the desired locations for the initial outlets serves our plan well as it offers high volume traffic both in the drive thru aspect of the business and the opportunity to host various literary offerings and public forums for discussions. The eastern side of Columbia, SC, in the vicinity of Forest Drive and Trenholm Road has developed into a very high traffic area. Trenholm Plaza is a shopping center that caters to a very wealthy neighborhood in Forest Acres, Gregg Park, King's Grant and the surrounding areas. Major figures usually frequent this area when visiting Columbia such as Hillary Clinton and many authors on their book tours due to the presence of excellent bookstores and restaurants catering to the literary and artistic community. It is also well trafficked due to the location of Fort Jackson and The University of South Carolina both existing within two miles of this crossroad. From this area we feel we can capture a major amount of the traffic that passes in the mornings going to The University, downtown Columbia and Fort Jackson. It is our belief that the morning commuters are more apt to utilize a coffee service that is fast, reasonably priced and of high quality. It is also our belief that the artistic and literary community will utilize a venue that attracts and supports their work through hosting readings and debates as a form of reality entertainment. This combination will attract both the University crowd as well as the local neighborhood traffic as Columbia is known for its pride in local establishments and unique venues.
At this time we have not entered into any agreements to open a location in this area.

Our plans for the South Florida market follow the same thinking as we seek to establish a location in and around the east side of I-95 in Boca Raton near Florida Atlantic University. This is a high traffic area with many business and educational commuters passing through this area. While the demographics here do not as heavily favor the literary customer as in Columbia it is still an area that will entertain a unique venue such as readings and bible studies as well as debates for the drawing in of an evening crowd.

We are presently exploring the offering of an online coffee distribution plan. Good Buddy's Coffee Express will offer our branded versions of coffee prepackaged and available for shipment. We will not offer this until we feel that the coffee brand has attained a distinctive recognition and that the operations of a website will be profitable. We do not have a URL address at this time.



Our Business Strategy
---------------------

We believe that because of intense competition, cafe owners must constantly look for ways to differentiate their place of business from others if cafe owners hope to achieve and maintain a competitive advantage. We realize the need to differentiate ourselves from existing coffee shops and believe that offering convenient and rapid access to gourmet coffee is the key to success. Due to a large commuter base in our chosen markets and the lack of a gourmet coffee drive thru in South Carolina that a great market exists. The Florida market is heavily covered by Starbucks as well as many other coffee vendors. We feel that it will require a greater emphasis of the evening clientele as well as a reach out to the business community locally to allow success to result. We will accomplish this through promoting the unique venue of our evening programs and the availability of this venue to host businesses in their own marketing strategies and business promotions such as evening presentations, promotional speakers and after work gatherings. These all fit well into the social aspect of coffee consumption and will generate for us a loyal customer base.


Our Target Markets and Marketing Strategy.

We believe that our primary target market will consist of individuals and businesses in Florida and South Carolina. We anticipate that we will market and promote our cafes locally as we will strive to establish a "community" atmosphere. We define community as a network of people and organizations that have a synergistic effect on one another as they come together to accomplish a common goal. The literary and artistic community is always seeking a venue to expound its work and have it publicly discoursed. People gather to hear others writings read, topics debated and speeches made. To host budding local literary figures and students a natural following will be established through this community of like-minded artists. The business community is constantly seeking ways to allow customers to hear their message. To act as a host for product presentations and forums for discussion business communities can develop within the framework of a meeting place. The commuter community exists as independent entities with the one need of high quality coffee offered to them without the wait and formality of the current offerings in Starbucks, McDonalds or any other venues. We anticipate that our marketing initiatives will include:


     *      	Utilizing direct response print advertisements
placed primarily in local print mediums such as magazines and newspapers;
     *      	Advertising by television on local cable channels,
radio, banners, affiliated marketing and direct mail
     *      	Word of mouth advertising, which we believe will
grow as we create customer loyalty.

Growth Strategy.

We plan to open our initial drive thru cafe in the Columbia, SC area. However, our ultimate goal is to expand our efforts in areas outside of Columbia. We believe that we will be able to generate the necessary revenue to expand only if we are able to provide high quality customer service coupled with reliable coffee offerings that do not inhibit the commute. We will promote ourselves as a fun, friendly and reliable way to enjoy a cup of coffee while commuting or enjoying a spirited debate, a
well written piece of literature or a business gathering   We
intend to stimulate our growth in the Midlands (Columbia, SC) community through forming alliances with local businesses. We also hope to establish long-term customers. If we are successful in Columbia, SC then we will expand into other markets. However, in order to expand into other markets, we will need to raise additional funds either through equity financings or loans. There is no guaranty that we will be able to arrange for such financings or obtain loans with favorable terms. If we are unable to raise additional funds either through equity financings, loans or revenue production, we will likely be unable to expand our operations beyond the Richland County area.

Our Competition. We will face significant competition from existing, standard coffee shops and cafes, including, but not limited to, Starbucks, Mountain Mudd, McDonald's, Dunkin Donuts and various other locally owned coffee houses. There are currently numerous local and national chains that we will be competing with as well as individually owned businesses. We would have an extremely difficult time competing if all we provided was coffee and related products. However, we believe that we will be able to distinguish ourselves from the competition by providing high-speed, inexpensive access to gourmet coffee and pastries coupled with a fun, friendly and comfortable atmosphere. We do recognize that our success will depend on the acceptance of our services and products, specifically; we will need to convince a sufficient number of customers that our proposed drive thru cafe is a better alternative than the present quality of drive thru and that our expeditious service out does Starbucks. We intend to accomplish this by providing a reliable system that allows even the most junior employee to prepare and serve the services and products with minimal delay.

Our Intellectual Property. We do not presently own any patents, trademarks, licenses, concessions or royalties. Our success may depend in part upon our ability to preserve our trade secrets, obtain and maintain patent protection for our technologies, products and processes, and operate without infringing the proprietary rights of other parties. However, we may rely on certain proprietary technologies, trade secrets, and know-how that are not patentable. Although we may take action to protect our unpatented trade secrets and our proprietary information, in part, by the use of confidentiality agreements with our employees, consultants and certain of our contractors, we cannot guaranty that:

     *  these agreements will not be breached;
     *  we would have adequate remedies for any breach; or
     * our proprietary trade secrets and know-how will not otherwise become known or be independently developed or discovered by competitors.


We cannot guaranty that our actions will be sufficient to prevent imitation or duplication of either our products and services by others or prevent others from claiming violations of their trade secrets and proprietary rights.

Government Regulation. Each food service location we establish will be subject to licensing and reporting requirements by numerous governmental authorities. These governmental authorities include federal, state and local health, environmental, labor relations, sanitation, building, zoning, fire and safety departments. Difficulties in obtaining or failure to obtain the necessary licenses or approvals could delay or prevent the development or operation of a given retail location. Any problems that we may encounter in renewing such licenses in one jurisdiction, may adversely affect our licensing status on a federal, state or local level in other relevant jurisdictions.

Our Research and Development. We are not currently conducting any research and development activities and do not anticipate conducting such activities in the near future.

Employees

	As of the date of this prospectus we have one employee, our founder and Chief Executive Officer. We anticipate that we will hire additional employees over the next six months, as we commence operations. From time-to-time, we anticipate that we will use the services of independent contractors and consultants to support our business development. We believe our future success depends in large part upon the continued service of our key technical and senior management personnel and our ability to attract and retain highly qualified technical and managerial personnel.

Changes in and disagreements with accountants on accounting and financial disclosure

	We have had no disagreements with our accountants on accounting and financial disclosure.

Item 2. DESCRIPTION OF PROPERTY

We do not currently own or lease any property. We currently operate out of space located at 7 Richmond Lane, Blythewood, SC 29016. This space is owned by Scott Massey, our Chief Executive Officer in a rent-free arrangement. Mr. Massey is paying all of the expenses associated with our use of this space. We anticipate that we will continue operating out of this space until we generate sufficient cash from operations to pay for other office space.

The planned layout for our first location will be as discussed in the previous paragraph of Our Business.

The design of our building will incorporate four aspects.
The first aspect will be the drive thru. Easy flow of traffic through the parking lot to the ordering window and out the exit is the desired goal. We will utilize LTC Architects LLC, of Columbia, SC to help develop and design our sites both in Columbia and South Florida. We have not entered into any agreements with this architect or any related entites regarding
our plans.   The second aspect is the debate and evening forum
area. We will call this the Agora after the ancient Greek word for meeting place. This will be a room that can host 25-30 people in a cozy setting able to consume coffee and pastries while hearing a talk or debate or speaker. The third aspect is a 4-500 square foot area for business presentations and general social gatherings of customers. The fourth and central aspect is the coffee and food area. We will set this up as a counter from where people can walk up and order as well as a minimal waiting staff can place orders for seated customers during events. The total space requirement will be approximately 1500-2000 square feet.


Item 3. LEGAL PROCEEDINGS

     We are not party to any legal proceedings as of the date of this prospectus.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

PART II.

Item 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

There is no established public market for our common stock. Although we hope to be quoted on the OTC Bulletin Board, our common stock is not currently listed or quoted on any quotation service. There can be no assurance that our common stock will ever be quoted on any quotation service or that any market for our stock will ever develop or, if developed, will be sustained.

As of September 25, 2005, there were 31 shareholders of record of our common stock and a total of 2,550,000 shares outstanding.
All 2,550,000 outstanding shares of our common stock will be eligible to be sold pursuant to Rule 144 of the Securities Act. These sales will be subject to the limitations, including volume limitations of such Rule.

We have not issued any options or warrants to purchase common stock or any other class of our securities.

Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

Revenue generation will come from the following areas of
operations.  1.	We hope to attract a morning commuter clientele
through the convenience of drive-thru coffee and pastry distribution. Rapid distribution of coffee, efficient handling of assorted coffee materials (creamers, whipped cream, sugar, sweeteners, stirring straws, cup holders, lids, napkins etc) and easy access and egress from the facility will be paramount to achieving this goal. Flow through design will incorporate a one direction thoroughfare so traffic does not get bogged down approaching the ordering point. The orders will be placed and paid for at the window. Our goal is to have coffee and pastries in the customers hand within one minute after cash is received from the customer. In order to accomplish this goal with a limited morning staff we will have three main flavors available for order. The customer can choose a coffee either in regular roast green bean type, dark roasted green bean type and espresso roast. These three coffees will be available to the customer with steamed milk, straight dark or premixed with half and half. Sugar and sweeteners will be available for the customer to add as they like. We will offer the coffee in three sizes with pricing
varying according to size and selection.  2.	We will
incorporate a standard walk in cafe, for those customers desirous of a seated lounge experience. We had no original intention to offer this venue but have seen the performance of single venue services struggle until name branding was accomplished. We expect our initial locations in South Florida and South Carolina to have multiple venues / access to our products but follow on
locations may have a different design to them.  3.	The last
revenue venue will be the evening literary program and night attraction. This has been successfully implemented in a number of cities with the most popular being the Kraine Gallery Bar in Manhattan's East Village and the Ear Inn. A three days a week hosting of popular local literary figures reading their work, an active debate series and then a developing artists forum will add a true community aspect to our for profit business. The goal is to attract the local university and academic members of the community. They will be very apt to buy and consume large amounts of our products and develop into a very loyal customer base and consistent revenue source. We will use the draw of local authors to open the literary crowd and also host a forum by publishing in the newspaper a contest to submit articles for a contest with the winner reading their work in the cafe,. The overall goal is publicity to draw a crowd and being an active member of the community to gain a loyal customer base.

We are in the process of locating a suitable location for our initial cafe. At this time we have not entered into any agreements to locate our operations. We anticipate that we will need to build the location to suit our needs.

Our initial retail location will be designed to provide the customer with an easy process of ordering and receiving gourmet coffee and pastries while having the option of remaining in their automobile or entering the establishment. We plan to install in each location coffee brewing equipment, including an espresso machine and an automatic coffee grinder, and other additional related equipment. We will also attempt to enter into arrangements that will allow us to offer pastries and other related products. We will need to raise additional capital in order to finance our initial drive thru cafe.

We have agreements with two investors who have agreed to provide the funds needed for these operations. Both investors have established clear criteria for their investment. The first investor is Dee Properties LLC, of South Carolina, which has agreed to invest funds into the company to own the first cafe, site and to lease the site back to the company. Dee Properties LLC has offered a six-month "same as cash" (No principle or interest required for the first six months of the agreement. Principle and interest payments begin in the 7th month and are to be paid over a 60 month term.) agreement in exchange for shares of our common stock that will be issued at that time. The second investor is Colella Venture Partners LLP of California, which has invested the sum of $50,000 into the company.

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

Our plan of operation is materially dependent on our ability to raise additional working capital. We currently have $18,000 on hand. Our operations to date have been focused on developing our brand name and attempting to establish strategic relationships with providers of gourmet coffees, teas, pastries and bakery items. We have not yet developed any strategic relationships with third parties. For the next twelve months, we anticipate that our day-to-day expenses will average approximately $1,000 per month until and unless we secure our first location. We currently have sufficient capital to finance these minimal operations for at least twelve months. We believe that our expenses will significantly increase once we begin renovating and developing our first location.

We expect to secure the location of our initial cafe by the end of the first quarter of 2006. We anticipate that we will need to build the location to suit our planned operations. We anticipate that it will take approximately 3 months to complete depending on the condition of the location. However, it is difficult to predict the exact timetable as the degree of build out and development depends on the condition of the property. As such, we believe that our first cafe will be operational by the end of the fourth quarter of 2005 barring any unforeseen difficulties and assuming we can arrange for sufficient financing. Our forecast for the period within which we will be successful in establishing our initial cafe location involves risks and uncertainties and actual results could fail as a result of a number of factors, both foreseen and unforeseen. In establishing our initial cafe, we expect to incur the following expenses:

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


Code of Ethics
------------------

         The Company has adopted a Code of Ethics that applies to employees, officers and directors. The Code of Ethics is filed as
Exhibit 14.1 to this Report.

Item  7.         FINANCIAL STATEMENTS








                             GOOD BUDDY'S COFFEE
                                EXPRESS, INC.
                             Financial Statements
                                     As of
                              December 31, 2004

                      Good Buddy's Coffee Express, Inc.




                              Table of Contents



										   	      Page No.

        Independent Auditor's Report.......................     2

        Balance Sheet    ..................................     3

        Statement of Operations ...........................     4

        Statement of Changes in Stockholders' Equity ......     5

        Statement of Cash Flows  ..........................     6

        Notes to Financial Statements  ....................     7

                         GOOD BUDDY'S COFFEE EXPRESS,INC.
                        (A Developmental Stage Enterprise)
                                   BALANCE SHEETS
                                 As of December 31,







                                                          2004           2003
                                                      ------------    --------

                            ASSETS
                            ------

Current Assets

     Cash                                             $   7,639       $ 19,332
     Inventory                                            2,000
                                                      ------------    --------

        Total Current Assets                              9,639         19,332
                                                      ------------    --------

     Net Fixed Assets                                     1,170

        Total Assets                                  $  10,809       $ 19,332
                                                      ============    ========


                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Accrued Interest                                 $     750       $   -
                                                      ------------    --------
        Total Current Liabilities                           750           -
                                                      ------------    --------
     Note payable                                        15,000        15,000
                                                      ------------   ---------

        Total Liabilities                                15,750        15,000
                                                      ------------   ---------

Stockholders' Equity
   Preferred stock, $.0001 par value, 5,000,000 shares
   authorized, 0 shares issued and outstanding
   Common stock, $.0001 par value, 20,000,000 shares
   authorized, 2,550,000 shares issued and outstanding
   as of March 31, 2004 and June 30, 2003                   255           255
     Additional paid in capital                          10,945        10,945
     Accumulated Deficit during development stage       (16,141)       (6,868)
                                                      -----------    ---------

        Total Stockholders' Equity                       (4,941)        4,332
                                                      -----------    ---------

        Total Liabilities and Stockholders' Equity     $ 10,809      $ 19,332
                                                      ===========    =========


      The accompanying notes to financial statements are an integral part of these financial statements.

                        GOOD BUDDY'S COFFEE EXPRESS, INC.
                        (A Development Stage Enterprise)
                             INCOME STATEMENT




                                                                                       February 1
                                                                                         2002
                                                      Year              Year          (Inception)
                                                     Ended              Ended           Through
                                                    December 31,       December 31,    December 31,
                                                      2004               2003            2004
                                                    -------------     --------------   ------------
Revenues                                           $      -          $       -        $      -

Administrative expenses                                 9,273              6,668          16,141
                                                    -------------     --------------   ------------

Net (Loss)                                         $   (9,273)       $    (6,668)     $  (16,141)
                                                    =============     ==============   ============

Basic net loss per common share                    $    (0.00)       $    (0.00)      $    (0.01)
                                                    =============     ==============   ============

Weighted Average of Common Shares Outstanding        2,218,103          2,480,685       2,218,103
                                                    =============     ==============   ============




The accompanying notes to financial statements are an integral part of these financial statements.

                      GOOD BUDDY'S COFFEE EXPRESS, INC.
                      (A Development Stage Enterprise)
                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                    FOR THE YEAR ENDED DECEMBER 31, 2004



                                                                              Deficit
                                                                             Accumulated
                                                                              during
                                                Par Value       Paid-In      Development
                                 Shares          $.0001        Capital         Stage        Total
                                --------       ----------     ----------    -----------    --------

February 1, 2002
Restricted common
shares issued to
President for expenses          2,000,000      $     200       $    -        $     -        $   200

December 31, 2002 - Net (Loss)      -                 -             -            (200)         (200)
                                --------       ----------     ----------    -----------    --------

Dece,ber 31, 2002 - Balance     2,000,000            200            -            (200)           -

February 15, 2003 - Sale
of restricted Shares to
Various investors                 550,000             55         10,945            -         11,000

December 31, 2003 - Net (Loss)      -                 -             -          (6,668)       (6,668)
                                ---------      -----------    -----------    -----------   ---------

December 31, 2003 - Balance     2,550,000      $     255       $ 10,945      $ (6,868)      $ 4,332

December 31, 2004 - Net (Loss)      -                 -             -          (9,273)       (9,273)
                                ---------      -----------    -----------    -----------   ---------

December 31, 2004 - Balance     2,550,000      $     255       $ 10,945      $(16,141)      $(4,941)
                                =========      ===========    ===========    ===========   =========



The accompanying notes to financial statements are an integral part of these financial statements.

                       GOOD BUDDY'S COFFEE EXPRESS, INC.
                       (A Developmental Stage Enterprise)
                           STATEMENT OF CASH FLOWS
                        For the Years Ended December 31,


                                                                                               February 1,
                                                                                               2002
                                                                                               (Inception)
                                                                                               Through
                                                                                               December 31,
                                                               2004            2003            2004
                                                              --------------   ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
        Net (Loss)                                             $   (9,273)      $(6,668)        $(16,141)
        Non Cash Adjustments
         Depreciation                                                 130                            130
         Adjustments to reconcile net (loss) to net
	   cash provided by (used in) operating activities:
             Stock issued to officer for expenses                                                    200
             Increase in Inventory                                 (2,000)                        (2,000)
             Increase in Accrued Exenses                              750            -               750
                                                              --------------   ------------    ------------

        Net cash provided by (used in) operating activities       (10,393)        (6,668)        (17,061)
                                                              --------------   ------------    ------------



CASH FLOWS FROM INVESTING ACTIVITIES
       Purchase of Equipment                                       (1,300)                        (1,300)
       Net Cash used in investing activities                  -------------    ------------   -------------
                                                                   (1,300            -            (1,300)
                                                              -------------    ------------   -------------
CASH FLOWS FROM FINANCING ACTIVITIES
        Proceeds from note payable                                                15,000          15,000
        Proceeds from sale of common stock                                        11,000          11,000
                                                              --------------   ------------   -------------

        Net cash provided by (used in) financing activities            -          26,000          26,000
                                                              --------------   ------------   -------------

NET INCREASE (DECREASE) IN CASH                                   (11,693)        19,332           7,693

CASH - BEGINNING OF PERIOD                                         19,332            -               -
                                                              --------------   ------------   -------------

CASH - END OF PERIOD                                         $      7,639       $ 19,332      $    7,693
                                                             ===============   ============   =============



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

Note 2 - Summary of Significant Accounting Policies

Concentration of Credit Risk

The Company's financial instruments that are exposed to concentration of credit risk are cash. Additionally, the Company maintains cash balances in bank deposit accounts, which, at times, may exceed federally insured limits.

Cash and cash equivalents

The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.

Inventory

Inventory, which consists primarily restaurant, is stated at the lower of cost or market determined on a first in first out basis. There were no reserves for obsolescence at December 31, 2004 and December 31, 2003.

Fair Value of Financial Instruments

Financial instruments, including cash, receivables, accounts payable, and notes payable are carried at amounts which reasonably approximate their fair value due to the shortterm nature of these amounts or due to variable rates of interest which are consistent with market rates. At present, the Company does not have any receivables or accounts payable.

Income Taxes

The Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards (SFAS) No 109 "Accounting for Income Taxes", which requires companies to use the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequence of temporary differences by applying enacted statutory tax rates applicable to future year's differences between the financial statements carrying amounts and the tax basis of existing assets and liabilities. Pursuant to SFAS No. 109, the effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Under the deferred method, deferred taxes were recognized using the tax applicable to the year of the calculation and were not adjusted for subsequent changes in tax rates.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments

The carrying amounts of financial instruments including cash, accounts receivable, accounts payable and accrued expenses approximate fair value as of December 31, 2004 and 2003, as a result of the relatively short maturity of these instruments.

Note 3 - Fixed Assets

Fixed Assets are stated at cost less accumulated depreciation.
Expenditures for ordinary maintenance and repairs are charged to operations as incurred. Major additions and improvements are capitalized using the straight-line method over the estimated useful life of the asset.

                                           2004            2003      Estimated
                                                                    Useful Life

        Resturant Equipment   ........    $  1,300        $  -          5 yrs
        Less: Accumulated Depreciation         130
                                          ---------       -----
        Net Fixed Assets                  $  1,170        $
                                          =========       =====

Note 4 - Notes Payable

On November 28, 2003, the Company issued an unsecured promissory note to an unrelated individual in exchange for a loan of $15,000. The interest of 5% began June 1, 2004, and the principal is due on June 1, 2009. The Company has accrued the unpaid interest of $750 as of the Balance Sheet date.

Note 5 - Stockholders Equity

On February 1, 2002, the Company issued 2,000,000 shares of it s common stock to its president for the $200 that he expended to form the corporation.

On February 15, 2003, the Company sold 550,000 shares of common stock to investors for a total of $11,000.

GOOD BUDDY'S COFFEE EXPRESS, INC.
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS





Note 6 - Income Taxes

The tax effect of loss carry forwards and the valuation allowance that give rise to deferred tax assets are as follows:

                                               December 31,        December 31,
                                                  2004                 2003

Net Operating Loss Carryover                   $ 16,141             $   6,868
                                               =========            ==========

Tax benefit at federal statutory rate of 15%   $  2,421             $   1,031
Increases in valuation allowance               (  2,421)            (   1,031)
                                               ---------            ----------
Deferred tax assets                            $     -0-            $      -0-
                                               =========            ==========


Note 7 - Going Concern

The Company has no revenues to date. Since its inception, the Company has been dependent upon the receipt of capital investment to fund its continuing activities. In addition to the normal risks associated with a new business venture, there can be no assurance that the Company's business plan will be successfully executed. As has been stated, an insignificant amount of funds have been raised to date. In order to raise the necessary capital to commence its planned principal operations and to implement its business plan, the Company's management plans to prepare and file a registration statement with the Securities & Exchange Commission and attempt to consummate a self-underwritten public offering of its common stock. The Company's ability to execute its business model will depend on its ability to obtain additional financing and achieve a profitable level of operations. There can be no assurance that sufficient financing will be obtained. Nor can any assurance be made that the Company will generate substantial revenues or that the business operations will prove to be profitable.

Item 8.		CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE.

(a) Previous Independent Auditors:

(i) Robert C. Seiwell, Jr., CPA ("Seiwell") resigned as the independent auditor for the Company on July 15, 2004 2004 because he ceased performing SEC audits.

(ii) Seiwell's reports on the financial statements of the Company for the fiscal year ended December 31, 2003, for the period from February 1, 2002 (inception) through December 31, 2002 and for the period from February 1, 2002 (inception) through December 31, 2003 contain no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles except that there was an explanatory paragraph relating to our ability to continue as a going concern.

(iii) The Company's Board of Directors approved the change in accountants.

(iv) For the fiscal year ended December 31, 2003, for the period from February 1, 2002 (inception) through December 31, 2002 and for the period from January 1, 2004 through July 15, 2004 (the date the relationship ended with the former accountant), there has been no disagreement between the Company and Seiwell, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Seiwell would have caused it to make a reference to the subject matter of the disagreement in connection with its reports.

(v) During the fiscal year ended December 31 2003, for the period from February 1, 2002 (inception) through December 31, 2002 and for the period from January 1, 2004 through July 15, 2004 (the date the relationship ended with the former accountant), the Company has not been advised of any matters described in Regulation S-B, Item
304(a)(1)(B).

(b) New Independent Accountants.

(i) The Company engaged Siegelaub Lieberman & Associates, P.A., 2801 North University Drive, Suite 301, Coral Springs, Florida 33065 ("Siegelaub"), as its new independent accountants as of July 29, 2004, Prior to such date the Company did not consult with Siegelaub regarding (i) the application of accounting principles, (ii) the type of audit opinion that might be rendered by Siegelaub, or (iii) any other matter that was subject of a disagreement between the Company and its former auditor as described in Item 304(a)(1)(iv) of Regulation S-B.

Item 8A.	CONTROLS AND PROCEDURES.

     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

     During the 90-day period prior to the date of this report, an evaluation was performed under the supervision and with the participation of our Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective. Subsequent to the date of this evaluation, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, and no corrective actions taken with regard to significant deficiencies or material weaknesses in such controls.

Item 9.		DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth certain information as of the date of this report with respect to the directors and executive officers of the Company. A summary of the background and experience of each of these individuals is set forth after the table. Each director holds such position until the next annual meeting of the Company's shareholders and until his respective successor has been elected and qualifies. Any of the Company's directors may be removed with or without cause at any time by the vote of the holders of not less than a majority of the Company's then outstanding Common Stock. Other than as otherwise provided in an employment agreement, officers are elected annually by the Board of Directors. Any of the Company's officers may be removed with or without cause at any time by the Company's Board of Directors.

Directors and Executive Officers

Our directors, executive officers and key employees are as follows:

Name:                   Age             Position                Director since

Scott Massey            34              President and Chairman       2002

Phillips N. Dee         38              Director                     2002


Scott Massey, President and Chairman.   Mr. Massey has served as
our President and Chairman since our inception and is the key strategist in guiding the growth of the company. From 1992 to 1998 he was an officer with the United States Army, commissioned into the Armor Corps and serving as a combat unit commander in both Europe and the United States. Upon leaving the active Army in 1998-2000 he worked with MITEK, a subsidiary of Johnson &
Johnson, as a regional sales representative.  Mr. Massey joined
Morgan Stanley as an Investment Banker and Financial Advisor from
2000-2001. From 2001 until earlier this year, Mr. Massey served Stryker Endoscopy as a Territory Manager. Mr. Massey currently is serving full time as our President and Chairman. He is a 1992 graduate of The Citadel with a BA in history.

Phil Dee, Director. Mr. Dee has served as one of our directors since inception and has created new business ventures for others and himself. As the Market Research Analyst for a northern real estate investment group he gained valuable experience in investment strategies. Additionally, he worked as Corporate Marketing Director for a regional heavy industrial contractor in Charlotte, NC, directing the marketing efforts for five divisions in three states. He gained valuable leadership development while serving as an Armor Officer with the United States Army. He has also built several successful small businesses, both retail and manufacturing/distribution. From 1995 through 1998 he served as an Army officer. Upon leaving the active Army, in October 1998, Mr. Dee founded and served as President of Atlantic Stone & Timber Inc, whose primary operating subsidiary was Big Sky Ice

Company in Charlotte, NC. In 2000 he sold Atlantic Stone & Timber Inc. and founded US Patriot, Inc. As President of US Patriot Inc. and the Managing Member of its successor, US Patriot LLC, Mr. Dee currently directs the growth of this company in government contracting and retail sales of military and public safety gear. In 2003 Mr. Dee was selected by Volvo Construction Equipment of North America to form an entity to take over a failing construction equipment rental and sales company in Burlington NC. As the Managing Member of Agoge Partners LLC, Mr. Dee is responsible for the operations of the existing Volvo Rents franchise in Burlington NC, and also owns the rights to additional franchise territories in Durham and Raleigh NC. These facilities are operated under a operating agreement and license from Volvo Construction Equipment North America. Mr. Dee is also involved in real estate investments through Dee Properties LLC. He holds a MA in Economic Geography and BA in Geography from University of North Carolina.

Directors' Remuneration

Our directors are presently not compensated for serving on the board of directors.

Item 10.		EXECUTIVE COMPENSATION.


Employment Agreements

We have not entered into any employment agreements.


Summary Compensation Table

	The following table sets forth the total compensation accrued for the for the years ended December 31, 2004 and 2003 and for the period from inception through December 31, 2002 to our President, who was our sole executive officer at the end of our last fiscal year and.

Annual Compensation


The following table sets forth the compensation received by officers.





                                                        Other          Restricted    Securities             All
Name and                                                Annual         Stock         Underlying   LTIP      Other
Principal Position   Period            Salary  Bonus    Compensation   Awards        Options      Payouts   Compensation
------------------------------------------------------------------------------------------------------------------------


Scott Massey,      Inception through
President,              December        $0        -             -         -            -            -          -
                        31, 2002

                   Year Ended
                        December 31,    $0        -             -         -            -            -          -
                        2003

                   Year Ended
                        December 31,    $0        -             -         -            -            -          -
                        2004




Stock Option Grants in the past fiscal year

We have not issued any grants of stock options in the past fiscal year.

Item 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding beneficial ownership of our common stock as of the date of this report, by (i) those shareholders known to be the beneficial owners of more than five percent of the voting power of our outstanding capital stock, (ii) each director, and (iii) all executive officers and directors as a group:




Title           Name and Address of      Amount and Nature         Percent
of Class        Beneficial Owner         of Beneficial Ownership   of Class
------------------------------------------------------------------------------
Common        Scott Massey                    2,012,500    (1)        78.92%
              C/O Good Buddy's Coffee Express

Common        Phillips N. Dee                 25,000       (2)             *
              C/O Good Buddy's Coffee Express

All Directors and Officers
As a Group (2 people)                         2,037,500               79.90%

* less than one percent

(1)	includes 12,500 shares owned by Kristy Massey, Mr. Massey's wife.
(2)	Includes 12,500 shares owned by Sandra J. Dee, Mr. Dee's wife.

Item 12. 	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


Mr. Scott Massey is the founder of our company. At inception, Mr. Massey purchased 2,000,000 shares of our common stock at par value for a total purchase price of $200.

Item 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K.

(a)	Exhibits

Exhibit Number		Description



(14.1) Code of Ethics

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



b)	Reports on Form 8-K.

The Company filed a report on Form 8-K on October 12, 2004 which included a report on Item 4.01 that the Company's prior independent auditor had resigned because he had ceased performing SEC audits. The report also reported that the Company engaged Siegelaub Lieberman & Associates, P.A. as its new independent auditor.

Item 14.	Principal Accountant Fees and Services.

     	The Company paid audit fees to its independent certified public accountant, Lieberman & Associates, P.A. in the amount of $2,500 for the year ended December 31, 2004 and audit fees in the amount of $1,000 to its former independent certified public accountant, Robert C. Seiwell, Jr., CPA for the year ended December 31, 2003. There were no fees paid to the independent certified public accountants for tax and other services for these periods.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                       GOOD BUDDY'S COFFEE EXPRESS, INC.

September 29, 2005             By: /s/ Scott Massey
                            ---------------------------
                                Scott Massey
                                Principal Executive Officer,
                                President, Principal Financial
                                Officer, Principal Accounting
                                Officer and Director