Form 10QSB
period 2005-03-31
GOOD BUDDYS COFFEE EXPRESS INC
filed 2005-09-30
CIK 1221749

U.S. SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                              FORM 10-QSB

[X]  QUARTERLY  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2005

or

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








                       Good Buddy's Coffee Express, Inc.

                        (A DEVELOPMENT STAGE COMPANY)



PART I - FINANACIAL INFORMATION


ITEM 1	FINANCIAL INFORMATION












Table of Contents



										   	      Page No.

        Independent Review  Report.......................       2

        Balance Sheet    ................................       3

        Statement of Operations .........................       4

        Statement of Changes in Stockholders' Equity ....       5

        Statement of Cash Flows  ........................       6

        Notes to Financial Statements  ..................       7

                         GOOD BUDDY'S COFFEE EXPRESS,INC.
                        (A Developmental Stage Enterprise)
                                   BALANCE SHEET
                                  As of March 31,







                                                          2005           2004
                                                       ------------    --------

                            ASSETS
                            ------

Current Assets

     Cash                                              $  48,255       $ 17,495
     Inventory                                             2,000
                                                       ------------    --------

        Total Current Assets                              50,255         17,495
                                                       ------------    --------

     Net Fixed Assets                                      1,105
                                                       ------------    --------

        Total Assets                                   $  51,360       $ 17,495
                                                       ============    ========


                    LIABILITIES AND STOCKHOLDERS' EQUITY

Long Term Liabilities
Current Liabilities
   Accrued Interest                                    $   1,572       $    185
                                                       ------------   ---------
   Total Current Liabilities                               1,572           -185
                                                       ------------   ---------
     Note payable                                      $  65,000       $ 15,000
                                                       ------------   ---------

        Total Liabilities                                 66,572         15,185
                                                       ------------   ---------

Stockholders' Equity
   Preferred stock, $.0001 par value, 5,000,000 shares
   authorized, 0 shares issued and outstanding
   Common stock, $.0001 par value, 20,000,000 shares
   authorized, 2,550,000 shares issued and outstanding
   as of December 31, 2004 and December 31, 2003            255           255
   Additional paid in capital                             10,945       10,945
   Accumulated Deficit during the development stage      (26,412)      (8,889)

                                                       -----------   ---------

        Total Stockholders' Equity                        (15,212)      2,311
                                                       -----------   ---------

        Total Liabilities and Stockholders' Equity     $  51,360      $17,495
                                                       ===========   ==========


      The accompanying notes to financial statements are an integral part of these financial statements.

                        GOOD BUDDY'S COFFEE EXPRESS, INC.
                        (A Development Stage Enterprise)
                                INCOME STATEMENT





                                                    Three Months       Three Months
                                                     Ended              Ended
                                                    March 31,          March 31,
                                                      2005               2004
                                                    -------------     --------------
Revenues                                           $      -          $       -

Administrative expenses                                10,271              2,022
                                                  -------------     --------------

Net (Loss)                                         $  (10,271)       $    (2,022)
                                                    =============     ==============

Basic net loss per common share                    $    (0.00)       $    (0.00)
                                                    =============     ==============

Weighted Average of Common Shares Outstanding        2,550,000          2,305,556
                                                    =============     ==============




The accompanying notes to financial statements are an integral part of these financial statements.

                       GOOD BUDDY'S COFFEE EXPRESS, INC.
                       (A Developmental Stage Enterprise)
                           STATEMENT OF CASH FLOWS





                                                               Three Months       Three Months
                                                                   Ended              Ended
                                                                 March 31,          March  31,
                                                                   2005               2004
                                                               -------------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES
            Net (Loss)                                         $  (10,271)      $(2,022)
         Non Cash Adjustments
            Depreciation                                               65
         Adjustments to reconcile net (loss) to net
	   cash provided by (used in) operating activities:
             Stock issued to officer for expenses
             Increase in Inventory
             Increase in Accrued Exenses                              822           185
                                                              --------------   ------------

        Net cash provided by (used in) operating activities        (9,384)        (1,837)
                                                              --------------   ------------


CASH FLOWS FROM FINANCING ACTIVITIES
        Proceeds from note payable                                 50,000            -
        Proceeds from sale of common stock                            -              -
                                                              --------------   ------------

        Net cash provided by (used in) financing activities        50,000         26,000
                                                              --------------   ------------

NET INCREASE (DECREASE) IN CASH                                    40,616         (1,837)

CASH - BEGINNING OF PERIOD                                          3,639         19 332
                                                              --------------   ------------
CASH - END OF PERIOD                                         $     48,255       $ 17,495
                                                             ===============   ============





The accompanying notes to financial statements are an integral part of these financial statements.

                GOOD BUDDY'S COFFEE EXPRESS, INC.
               (A Development Stage Enterprise)
                 NOTES TO FINANCIAL STATEMENTS



Note 1 - Summary of Significant Company & Organization Policies

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

Inventory

Inventory, which consists primarily restaurant, is stated at the lower of cost or market determined on a first in first out basis. There were no reserves for obsolescence at March 31, 2005.

Fair Value of Financial Instruments

Financial instruments, including cash, receivables, accounts payable, and notes payable are carried at amounts which reasonably approximate their fair value due to the short term nature of these amounts or due to variable rates of interest which are consistent with market rates. At present, the Company does not have any receivables or accounts payable.

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

Fair Value of Financial Instruments

The carrying amounts of financial instruments including cash, accounts receivable, accounts payable and accrued expenses approximate fair value as of March 31, 2005 and 2004, as a result of the relatively short maturity of these instruments.

Note 3 - Fixed Assets

Fixed Assets are stated at cost less accumulated depreciation.
Expenditures for ordinary maintenance and repairs are charged to operations as incurred. Major additions and improvements are capitalized using the straight-line method over the estimated useful life of the asset.

                                               2005       2004
                                               ----       ----     Estimated
                                                                   Useful Life
                                                                   -----------

        Restaurant Equipment   ........  $     1,300       $ -        5 yrs
        Less: Accumulated Depreciation           195
                                         -------------
        Net Fixed Assets                 $     1,105       $
                                         =============     ----


Note 4 - Notes Payable

The Company has issued unsecured promissory notes to unrelated individuals as follows:

						Principal	Interest Rate

November 28, 2003 - Due June 1, 2009            $15,000         5% per annum
February 5, 2005 - Demand Note                   50,000         5% per annum
                                                --------
Total Debt                                       65,000
Less Current Portion                                 -0-
                                                --------
Long Term Debt                                  $65,000
                                                ========

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

Note 6 - Income Taxes

The reconciliation of the statutory Federal income tax rate to the effective tax rate for the years ended December 31 is as follows:

                                  March 31, 2005      December 31, 2004
                                 ----------------     -----------------
                                 Amount     Rate      Amount        Rate
                                 ------     ----      ------        ----
Income Taxes at Statutory Rate   $(1,541)  -15.0%     $(2,421)     -15.0%

Increase (Decrease) in taxes
Valuation Allowance                1,541    15.0%       2,421       15.0%
                                 -------    -----     -------       -----
                                 $   -       0.0%     $   -          0.0%
                                 =======    =====     =======       =====



The major components of deferred tax assets are as follows:

                                       --------------     -----------------
                                       March 31, 2005     December 31, 2004
                                       --------------     -----------------

Deferred tax assets


  Net operating loss carry forward      $  (26,412)         $   (16,141)

Valuation allowance                         26,412               16,141
                                        -----------         ------------

Net deferred tax assets                 $      -            $       -




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