Form 10QSB
period 2005-09-30
GOOD BUDDYS COFFEE EXPRESS INC
filed 2005-12-23
CIK 1221749

U.S. SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                              FORM 10-QSB

[X]  QUARTERLY  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended September 30, 2005

or

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

                         GOOD BUDDY'S COFFEE EXPRESS,INC.
                        (A Developmental Stage Enterprise)
                                   BALANCE SHEET
                                  As of September 30,







                                                          2005           2004
                                                       ------------    --------

                            ASSETS
                            ------

Current Assets

     Cash                                              $  35,127       $ 12,560
     Inventory                                             2,509
                                                       ------------    --------

        Total Current Assets                              37,636         12,560
                                                       ------------    --------

     Net Fixed Assets                                      4,275
                                                       ------------    --------

        Total Assets                                   $  41,911       $ 12,560
                                                       ============    ========


                    LIABILITIES AND STOCKHOLDERS' EQUITY

Long Term Liabilities
Current Liabilities
   Accrued Interest                                    $   3,007       $    555
   Accrued Expenses                                        1,650
                                                       ------------   ---------
   Total Current Liabilities                               4,657            555
                                                       ------------   ---------
     Note payable                                      $  65,000       $ 15,000
                                                       ------------   ---------

        Total Liabilities                                 69,657         15,555
                                                       ------------   ---------

Stockholders' Equity
   Preferred stock, $.0001 par value, 5,000,000 shares
   authorized, 0 shares issued and outstanding
   Common stock, $.0001 par value, 20,000,000 shares
   authorized, 2,550,000 shares issued and outstanding
   as of December 31, 2004 and December 31, 2003            255           255
   Additional paid in capital                             10,945       10,945
   Accumulated Deficit during the development stage      (38,946)     (14,195)

                                                       -----------   ---------

        Total Stockholders' Equity                        (27,746)     (2,995)
                                                       -----------   ---------

        Total Liabilities and Stockholders' Equity     $  41,911      $12,560
                                                       ===========   ==========


      The accompanying notes to financial statements are an integral part of these financial statements.

                        GOOD BUDDY'S COFFEE EXPRESS, INC.
                        (A Development Stage Enterprise)
                                INCOME STATEMENT




                                                                                       February 1, 2002
                                                    Three Months      Nine Months         (Inception)
                                                     Ended              Ended               Through
                                                    September 30,     September 30,      September 20,
                                                       2005              2005                 2005
                                                    -------------     --------------   ----------------
Revenues                                           $      -          $       -              $      -

Administrative expenses                                 3,720             22,805                38,946
                                                  -------------     --------------         -------------

Net (Loss)                                         $   (3,720)       $   (22,805)           $  (38,946)
                                                  ===============   ================       =============

Basic net loss per common share                    $    (0.00)       $     (0.01)           $    (0.02)
                                                  ===============   ================       =============

Weighted Average of Common Shares Outstanding        2,550,000          2,550,000            2,550,000
                                                  ===============   ================       =============




The accompanying notes to financial statements are an integral part of these financial statements.

                       GOOD BUDDY'S COFFEE EXPRESS, INC.
                       (A Developmental Stage Enterprise)
                           STATEMENT OF CASH FLOWS




                                                                                                  February 1, 2002
                                                                Nine Months        Nine Months        (Inception)
                                                                   Ended              Ended             Through
                                                                September 30,     September 30,      September 30,
                                                                   2005               2004               2005
                                                               -------------     --------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
            Cash paid to suppliers                             $  (19,212)      $(6,772)             $    (36,473)
                                                              --------------   ------------         ---------------

        Net cash provided by (used in) operating activities       (19,212)       (6,772)                  (36,473)
                                                              --------------   ------------         ---------------


CASH FLOWS FROM INVESTING ACTIVITIES
        Purchase of Equipment                                      (3,300)           -                     (4,600)
                                                              -------------    ------------         ---------------
        Net cash used in investing activities                      (3,300)           -                     (4,600)
                                                              -------------    ------------         ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
        Proceeds from note payable                                 50,000            -                     65,000
        Proceeds from sale of common stock                            -              -                     11,200
                                                              --------------   ------------         ---------------

        Net cash provided by (used in) financing activities        50,000            -                     76,200
                                                              --------------   ------------         ---------------

NET INCREASE (DECREASE) IN CASH                                    27,488         (6,772)                  35,127

CASH - BEGINNING OF PERIOD                                          7,639         19,332                      -
                                                              --------------   ------------         ---------------
CASH - END OF PERIOD                                         $     35,127       $ 12,560             $     35,127
                                                             ===============   ============         ===============

Reconciliation of Income in Net Assets to Net Cash
Provided by Operating Activities:

Net Loss from Development Stage Activities                   $    (22,805)        (7,327)            $    (38,946)
Reconciliation Adjustments
        Depreciation                                                  195            -                        325
        (Increase) in Inventory                                       -              -                     (2,509)
        Increase in Accrued Expenses                                    1            -                      1,650
        Increase in Accrued Interest                                  -              555                    3,007
                                                             -------------     ------------         --------------
Net cash provided by (used in) operating activities          $    (22,610)      $ (6,772)            $    (36,473)
                                                             =============     ============         ==============




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

Inventory

Inventory, which consists primarily of restaurant goods, is stated at the lower of cost or market determined on a first in first out basis. There were no reserves for obsolescence at September 30, 2005.

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

Fair Value of Financial Instruments

The carrying amounts of financial instruments including cash, accounts receivable, accounts payable and accrued expenses approximate fair value as of September 30, 2005 and 2004, as a result of the relatively short maturity of these instruments.

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





                                           2005      2004        Estimated
                                                                Useful Life

        Restaurant Equipment   ........ $ 1,300      $ -          5 yrs
        Equipment.............            1,000
        Computers.............            2,300
                                       ---------
                                          4,600
        Less: Accumulated Depreciation      325
                                       ---------
        Net Fixed Assets               $  4,275      $ -
                                       =========


Note 4 - Notes Payable

The Company has issued unsecured promissory notes to unrelated individuals as follows:

						Principal	Interest Rate

November 28, 2003 - Due June 1, 2009            $15,000         5% per annum
February 5, 2005 - Demand Note                   50,000         5% per annum
                                                --------
Total Debt                                       65,000
Less Current Portion                                 -0-
                                                --------
Long Term Debt                                  $65,000
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

Our plan of operation is materially dependent on our ability to raise additional working capital. We currently have approximately $35,000 on hand. Our operations to date have been focused on developing our brand name and attempting to establish strategic relationships with providers of gourmet coffees, teas, pastries and bakery items. We have not yet developed any strategic relationships with third parties. For the next twelve months, we anticipate that our day-to-day expenses will average approximately $1,000 per month until and unless we secure our first location. We currently have sufficient capital to finance these minimal operations for at least twelve months. We believe that our expenses will significantly increase once we begin renovating and developing our first location.

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



                       GOOD BUDDY'S COFFEE EXPRESS, INC.

December 23, 2005       By: /s/ Scott Massey
                            ---------------------------
                                Scott Massey
                                Principal Executive Officer,
                                President, Principal Financial
                                Officer, Principal Accounting
                                Officer and Director