Form 10KSB
period 2005-12-31
GOOD BUDDYS COFFEE EXPRESS INC
filed 2007-01-31
CIK 1221749

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                 FORM 10-KSB

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2005

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No []

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The Company's revenues for the year ended December 31, 2005 were $0.

     As of January 3, 2007, the aggregate market value of the voting stock held by non-affiliates of the registrant (based on a value of $.02 per share) on January 3, 2007 was $___,000.

     As of January 3, 2007, there were 2,550,000 shares of the registrant's Common Stock outstanding.

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

As of January 3, 2007, there were 33 shareholders of record of our common stock and a total of 2,550,000 shares outstanding.
All 2,550,000 outstanding shares of our common stock will be eligible to be sold pursuant to Rule 144 of the Securities Act. These sales will be subject to the limitations, including volume limitations of such Rule.

We have not issued any options or warrants to purchase common stock or any other class of our securities.


Recent Sales Of Unregistered Securities

The Company has not had any recent sales of unregistered securities during the fiscal year ended December 31, 2005.

Issuer Purchases Of Equity Securities

The Company has not repurchased any shares during the fiscal year ended December 31, 2005.


Equity Compensation Plan Information

The Company does not have an Equity Compensation Plan.

Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

We have not generated any revenues from our operations. To effectuate our business plan during the next twelve months, we must raise funding, locate a suitable location for our planned drive thru cafe, market our products and services and develop our brand image. We believe that we will begin to be able to generate revenues by the third quarter of the year 2007. Any revenues we earn will be infused back into the company and used for working capital. If we are able to earn sufficient revenue, we intend to continue to develop and expand into other markets.

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

An unaffiliated individual loaned us $15,000 on November 28, 2003. According to the terms of the loan the loan amount accrues interest at a rate of 5% per annum, with interest payments due starting on June 1, 2004. The note is due on June 1, 2009 but may be called earlier at the sole discretion of the investor at any time after January 31, 2006. As of the date of this filing, the note has not been called.

An unaffiliated investor loaned the company $50,000 in February of 2005. According to the terms of the loan the loan amount accrues interest at a rate of 5% per annum, with interest payments due starting on June 1, 2006. The note is due on June 1, 2009 but may be called earlier at the sole discretion of the investor at any time after January 31, 2008.

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

Our plan of operation is materially dependent on our ability to raise additional working capital. At December 31, 2005, we have approximately $29,900 on hand. Our operations to date have been focused on developing our brand name and attempting to establish strategic relationships with providers of gourmet coffees, teas, pastries and bakery items. We have not yet developed any strategic relationships with third parties. For the next twelve months, we anticipate that our day-to-day expenses will average approximately $1,000 per month until and unless we secure our first location. We currently have sufficient capital to finance these minimal operations for at least twelve months. We believe that our expenses will significantly increase once we begin renovating and developing our first location.

We expect to secure the location of our initial cafe by the end of the second quarter of 2007. We anticipate that we will need to build the location to suit our planned operations. We anticipate that it will take approximately 3 months to complete depending on the condition of the location. However, it is difficult to predict the exact timetable as the degree of build out and development depends on the condition of the property. As such, we believe that our first cafe will be operational by the end of the third quarter of 2007 barring any unforeseen difficulties and assuming we can arrange for sufficient financing. Our forecast for the period within which we will be successful in establishing our initial cafe location involves risks and uncertainties and actual results could fail as a result of a number of factors, both foreseen and unforeseen. In establishing our initial cafe, we expect to incur the following expenses:

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


Code of Ethics
------------------

         The Company has adopted a Code of Ethics that applies to employees, officers and directors. The Code of Ethics was previously filed as Exhibit 14.1 to our annual report for the fiscal year ended December 31, 2004.

Item  7.         FINANCIAL STATEMENTS








                             GOOD BUDDY'S COFFEE
                                EXPRESS, INC.
                             Financial Statements
                                     As of
                              December 31, 2005

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

                         GOOD BUDDY'S COFFEE EXPRESS,INC.
                        (A Developmental Stage Enterprise)
                                   BALANCE SHEETS
                                 As of December 31,







                                                          2005          2004
                                                      ------------   ---------

                            ASSETS
                            ------

Current Assets

     Cash                                             $  29,909       $  7,639
     Inventory                                            2,509          2,000
                                                      ------------    --------

        Total Current Assets                             32,418          9,639
                                                      ------------    --------

     Net Fixed Assets                                     3,715          1,170

        Total Assets                                  $  36,133       $ 10,809
                                                      ============    ========


                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Accrued Interest                                 $   3,007       $   750
     Accrued Expenses                                     1,650
                                                      ------------    --------
        Total Current Liabilities                         4,657           750
                                                      ------------    --------
     Note payable                                        65,000        15,000
                                                      ------------   ---------

        Total Liabilities                                69,657        15,750
                                                      ------------   ---------

Stockholders' Equity
   Preferred stock, $.0001 par value, 5,000,000 shares
   authorized, 0 shares issued and outstanding
   Common stock, $.0001 par value, 20,000,000 shares
   authorized, 2,550,000 shares issued and outstanding
   as of March 31, 2004 and June 30, 2003                   255           255
     Additional paid in capital                          10,945        10,945
     Accumulated Deficit during development stage       (44,724)      (16,141)
                                                      -----------    ---------

        Total Stockholders' Equity                      (33,524)       (4,941)
                                                      -----------    ---------

        Total Liabilities and Stockholders' Equity     $ 36,133      $ 10,809
                                                      ===========    =========


      The accompanying notes to financial statements are an integral part of these financial statements.

                        GOOD BUDDY'S COFFEE EXPRESS, INC.
                        (A Development Stage Enterprise)
                             INCOME STATEMENT


                    For The Year Ending December 31,




                                                                                       February 1
                                                                                         2002
                                                                                      (Inception)
                                                                                        Through
                                                                                       December 31,
                                                      2005               2004            2005
                                                    -------------     --------------   ------------
Revenues                                           $      -          $       -        $      -

Administrative expenses                                28,583              9,272          44,724
                                                    -------------     --------------   ------------

Net (Loss)                                         $  (28,583)       $    (9,272)     $  (44,724)
                                                    =============     ==============   ============

Basic net loss per common share                    $    (0.01)       $    (0.00)      $    (0.02)
                                                    =============     ==============   ============

Weighted Average of Common Shares Outstanding        2,550,000          2,550,000       2,550,000
                                                    =============     ==============   ============




The accompanying notes to financial statements are an integral part of these financial statements.

                      GOOD BUDDY'S COFFEE EXPRESS, INC.
                      (A Development Stage Enterprise)
                     STATEMENT OF STOCKHOLDERS' EQUITY
                         AS OF DECEMBER 31, 2005



                                                                              Deficit
                                                                             Accumulated
                                                                              during
                                                Par Value       Paid-In      Development
                                 Shares          $.0001        Capital         Stage        Total
                                --------       ----------     ----------    -----------    --------

February 1, 2002
Restricted common
shares issued to
President for expenses          2,000,000      $     200       $    -        $     -        $   200

December 31, 2002 - Net (Loss)      -                 -             -            (200)         (200)
                                --------       ----------     ----------    -----------    --------

Dece,ber 31, 2002 - Balance     2,000,000            200            -            (200)           -

February 15, 2003 - Sale
of restricted Shares to
Various investors                 550,000             55         10,945            -         11,000

December 31, 2003 - Net (Loss)      -                 -             -          (6,668)       (6,668)
                                ---------      -----------    -----------    -----------   ---------

December 31, 2003 - Balance     2,550,000            255         10,945        (6,868)        4,332

December 31, 2004 - Net (Loss)      -                 -             -          (9,273)       (9,273)
                                ---------      -----------    -----------    -----------   ---------

December 31, 2004               2,550,000            255         10,945       (16,141)       (4,941)

December 31, 2005 - Net (Loss)      -                 -             -         (28,583)      (28,583)
                                ---------      -----------    -----------    -----------   ---------

December 31, 2005               2,550,000      $     255       $ 10,945      $(44,724)     $(33,525)

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

                       GOOD BUDDY'S COFFEE EXPRESS, INC.
                       (A Developmental Stage Enterprise)
                           STATEMENT OF CASH FLOWS
                        For the Years Ended December 31,


                                                                                               February 1,
                                                                                               2002
                                                                                               (Inception)
                                                                                               Through
                                                                                               December 31,
                                                               2005            2004            2005
                                                              --------------   ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
        Cash paid to suppliers                                 $  (24,430)      $(10,392)       $(41,691)
                                                              --------------   ------------    ------------

        Net cash provided by (used in) operating activities       (24,430)       (10,392)        (41,691)
                                                              --------------   ------------    ------------



CASH FLOWS FROM INVESTING ACTIVITIES
       Purchase of Equipment                                       (3,300)        (1,300)         (4,600)
                                                              -------------    ------------   -------------
       Net Cash used in investing activities                       (3,300)        (1,300)         (4,600)
                                                              -------------    ------------   -------------
CASH FLOWS FROM FINANCING ACTIVITIES
        Proceeds from note payable                                 50,000             -           65,000
        Proceeds from sale of common stock                             -              -           11,200
                                                              --------------   ------------   -------------

        Net cash provided by (used in) financing activities        50,000             -           76,200
                                                              --------------   ------------   -------------

NET INCREASE (DECREASE) IN CASH                                    22,270        (11,692)         29,909

CASH - BEGINNING OF PERIOD                                          7,639         19,331             -
                                                              --------------   ------------   -------------

CASH - END OF PERIOD                                         $     29,909       $  7,639      $   29,909
                                                             ===============   ============   =============



Reconciliation of Income in Net Assets to Net
Cash Provided by Operating Activities:

Net Loss from Development Stage Activities                   $    (28,583)      $ (9,272)     $  (44,724)
Reconciliation Adjustments
  Depreciation                                                        755            130             885
  (Increase) in Inventory                                            (509)        (2,000)         (2,509)
  Increase in Accrued Expenses                                      1,651            750           1,650
  Increase in Accrued Interest                                      2,256             -            3,007
                                                             ---------------   ------------   -------------
  Net cash provided by (used in) operating activities        $    (24,430)     $ (10,392)     $  (41,691)
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

Inventory

Inventory, which consists primarily of restaurant goods, is stated at the lower of cost or market determined on a first in first out basis. There were no reserves for obsolescence at December 31, 2005.

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

Fair Value of Financial Instruments

The carrying amounts of financial instruments including cash, accounts receivable, accounts payable and accrued expenses approximate fair value as of December 31, 2005 and 2004, as a result of the relatively short maturity of these instruments.

Note 3 - Fixed Assets

Fixed Assets are stated at cost less accumulated depreciation.
Expenditures for ordinary maintenance and repairs are charged to operations as incurred. Major additions and improvements are capitalized using the straight-line method over the estimated useful life of the asset.




                                           2005            2004      Estimated
                                                                    Useful Life

        Resturant Equipment   ........    $  1,300        $1,300        5 yrs
        Equipment  ...................       1,000            -         5 years
        Computers  ...................       2,300            -         5 years
                                          ---------       ------
                                             4,600         1,300
        Less: Accumulated Depreciation         885           130
                                          ---------       ------
        Net Fixed Assets                  $  3,715        $1,170
                                          =========       ======



Note 4 - Notes Payable

The Company has issued unsecured promissory notes to unrelated individuals. No demand has been placed or is anticipated to be placed on the February 5, 2005, and therefore, it has been classified as long term debt. The detail of the long term debt is as follows:





                                                Principal       Principal      Interest Rate
                                                  2005            2004
                                                ---------       ---------
November 28, 2003 - Due June 1, 2009            $15,000         $15,000         5% per annum
February 5, 2005 - Demand Note                   50,000             -           5% per annum
                                                ---------       ---------
Total Debt                                       65,000          15,000

Less Current Portion                                 -               -
Long Term Debt                                  $65,000         $15,000
                                                =========       =========



Note 5 - Stockholders Equity

On February 1, 2002, the Company issued 2,000,000 shares of it s common stock to its president for the $200 that he expended to form the corporation.

On February 15, 2003, the Company sold 550,000 shares of common stock to investors for a total of $11,000.

GOOD BUDDY'S COFFEE EXPRESS, INC.
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS





Note 6 - Income Taxes

The tax effect of loss carry forwards and the valuation allowance that give rise to deferred tax assets are as follows:

                                               December 31,        December 31,
                                                  2005                 2004

Net Operating Loss Carryover                   $ 44,724             $  16,141
                                               =========            ==========

Tax benefit at federal statutory rate of 15%   $  6,709             $   2,421
Increases in valuation allowance               (  6,709)            (   2,421)
                                               ---------            ----------
Deferred tax assets                            $     -0-            $      -0-
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

None.

Item 8A.  CONTROLS AND PROCEDURES

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

During the 90 day period prior to the date of this report, an evaluation was performed under the supervision and with the participation of our Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective. Subsequent to the date of this evaluation, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, and no corrective actions taken with regard to significant deficiencies or material weaknesses in such controls.

Item 8B.  OTHER INFORMATION
None.

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

Directors and Executive Officers

Our directors, executive officers and key employees are as follows:

Name:                   Age             Position                Director since

Scott Massey            35              President and Chairman       2002

Phillips N. Dee         39              Director                     2002


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

Audit Committee

The audit committee of our board of directors is comprised of one director, Phil Dee.

Code Of Ethics and Standards of Conduct

The Company has adopted a code of business conduct and ethics applicable to the Company's directors, officers (including the Company's principal executive officer, principal financial officer and principal accounting officer), and employees, known as the Code of Ethics and Standards of Conduct. The Code of Ethics and Standards of Conduct has been filed as an exhibit to the Company's Form 10-KSB for the fiscal year ended December 31, 2005. A copy of the Code of Ethics may be retrieved at www.sec.gov.

In the event that we amend or waive any of the provisions of the Code of Ethics and Standards of Conduct applicable to our principal executive officer, principal financial officer, or principal accounting officer, we intend to disclose the same by filing a Form 8-K with the Securities and Exchange Commission.

Section 16(a) Beneficial Ownership Reporting Compliance

The Company is aware of the following directors, officers or beneficial owners of more than ten percent of the Company's
Common Stock that, during the fiscal year 2005 or for the fiscal year 2005, failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934.

  Scott Massey
  Phil Dee

Item 10.		EXECUTIVE COMPENSATION.


Employment Agreements

We have not entered into any employment agreements.


Summary Compensation Table

	The following table sets forth the total compensation accrued for the for the years ended December 31, 2005, 2004 and 2003 and for the period from inception through December 31, 2002 to our President, who was our sole executive officer at the end of our last fiscal year and.

Annual Compensation


The following table sets forth the compensation received by officers.





                                                        Other          Restricted    Securities             All
Name and                                                Annual         Stock         Underlying   LTIP      Other
Principal Position   Period            Salary  Bonus    Compensation   Awards        Options      Payouts   Compensation
------------------------------------------------------------------------------------------------------------------------


Scott Massey,      Inception through
President,              December        $0        -             -         -            -            -          -
                        31, 2002

                   Year Ended
                        December 31,    $0        -             -         -            -            -          -
                        2003

                   Year Ended
                        December 31,    $0        -             -         -            -            -          -
                        2004

                   Year Ended
                        December 31,    $0        -             -         -            -            -          -
                        2005



Stock Option Grants in the past fiscal year

We have not issued any grants of stock options in the past fiscal year.

Item 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding beneficial ownership of our common stock as of the date of this report, by (i) those shareholders known to be the beneficial owners of more than five percent of the voting power of our outstanding capital stock, (ii) each director, and (iii) all executive officers and directors as a group:




Title           Name and Address of      Amount and Nature         Percent
of Class        Beneficial Owner         of Beneficial Ownership   of Class
------------------------------------------------------------------------------
Common        Scott Massey                    1,612,500    (1)        63.24%
              C/O Good Buddy's Coffee Express

Common        Phillips N. Dee                 25,000       (2)             *
              C/O Good Buddy's Coffee Express

All Directors and Officers
As a Group (2 people)                         1,637,500               64.22%

* less than one percent

(1)	includes 12,500 shares owned by Kristy Massey, Mr. Massey's wife.
(2)	Includes 12,500 shares owned by Sandra J. Dee, Mr. Dee's wife.

Item 12. 	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


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

     	The Company paid audit fees to its independent certified public accountant, Lieberman & Associates, P.A. in the amount of $2,500 for the year ended December 31, 2004 and $2,500 for the year ended December 31, 2005. There were no fees paid to the independent certified public accountants for tax and other services for these periods.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 31, 2007.


                       GOOD BUDDY'S COFFEE EXPRESS, INC.

January 31, 2007        By: /s/ Scott Massey
                            ---------------------------
                                Scott Massey
                                Principal Executive Officer,
                                President, Principal Financial
                                Officer, Principal Accounting
                                Officer and Director



	In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on January 31, 2007.


/s/ Scott Massey                Principal Executive Officer,
----------------                President, Principal Financial
                                Officer, Principal Accounting
                                Officer and Director

/s/ Phillips N. Dee             Director
-------------------