Form 10QSB
period 2006-01-31
GOOD BUDDYS COFFEE EXPRESS INC
filed 2007-02-01
CIK 1221749

U.S. SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                              FORM 10-QSB

[X]  QUARTERLY  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2006

or

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

The number of shares of the registrant's common stock, par value $0.0001 per share, outstanding as of March 31, 2006 was 2,346,258.

                      Good Buddy's Coffee Express, Inc.

                        (A DEVELOPMENT STAGE ENTERPRISE)


                             FINANCIAL STATEMENTS

                                  INDEX


Part I-- FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Item 2. Management's Discussion and Analysis or Plan of Operations

Item 3. Controls and Procedures


Part II-- OTHER INFORMATION
Item 1. Legal Proceedings

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 3. Defaults Upon Senior Securities

Item 4. Submission ofMatters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits

                       Good Buddy's Coffee Express, Inc.

                        (A DEVELOPMENT STAGE COMPANY)



PART I - FINANACIAL INFORMATION


ITEM 1	FINANCIAL INFORMATION












Table of Contents



										   	      Page No.

        Independent Review  Report.......................       2

        Balance Sheet    ................................       3

        Income Statement   ..............................       4

        Statement of Cash Flows  ........................       5

        Notes to Financial Statements  ..................       6

                         GOOD BUDDY'S COFFEE EXPRESS,INC.
                        (A Developmental Stage Enterprise)
                                   BALANCE SHEET
                                  As of March 31,







                                                          2006           2005
                                                       ------------    --------

                            ASSETS
                            ------

Current Assets

     Cash                                              $  12,470       $ 48,255
     Other Receivable                                        250              -
     Inventory                                             2,509          2,000
                                                       ------------    --------

        Total Current Assets                              15,229         50,255
                                                       ------------    --------

     Net Fixed Assets                                      3,485          1,105
                                                       ------------    --------

        Total Assets                                   $  18,714       $ 51,360
                                                       ============    ========


                    LIABILITIES AND STOCKHOLDERS' EQUITY

Long Term Liabilities
Current Liabilities
   Accrued Interest                                    $   3,837      $  1,572
   Accrued Expenses                                        1,650
                                                       ------------  ---------
   Total Current Liabilities                               5,487         1,572
                                                       ------------  ---------
     Note payable                                      $  65,000      $ 65,000
                                                       ------------  ---------

        Total Liabilities                                 70,487        66,572
                                                       ------------  ---------

Stockholders' Equity
   Common stock, $.0001 par value, 20,000,000 shares
   authorized, 2,343,750 and 2,550,000 shares issued
   and outstanding as of March 31, 2006 and
   March 31, 2005                                            234           255

   Preferred stock, $.0001 par value, 5,000,000 shares
   authorized, 0 shares issued and outstanding                 -             -

   Additional paid in capital                              2,216        10,945

   Accumulated Deficit during the development stage      (51,773)      (26,412)
                                                        -----------   ---------
       Total Stockholders' Equity                        (51,773)      (15,212)
                                                       -----------   ---------

        Total Liabilities and Stockholders' Equity     $18,714       $  51,360
                                                       ===========   ==========


      The accompanying notes to financial statements are an integral part of these financial statements.

                        GOOD BUDDY'S COFFEE EXPRESS, INC.
                        (A Development Stage Enterprise)
                                INCOME STATEMENT




                                                                     February 1, 2002
                                                    Three Months       (Inception)
                                                     Ended              Through
                                                    March 31,          March 31,
                                                      2006               2006
                                                    -------------     --------------
Revenues                                           $      -          $       -

Administrative expenses                                 9,499             54,223
                                                  -------------     --------------

Net (Loss)                                         $   (9,499)       $   (54,223)
                                                    =============     ==============

Basic net loss per common share                    $    (0.00)       $    (0.02)
                                                    =============     ==============

Weighted Average of Common Shares Outstanding        2,522,083          2,522,083
                                                    =============     ==============




The accompanying notes to financial statements are an integral part of these financial statements.

                       GOOD BUDDY'S COFFEE EXPRESS, INC.
                       (A Developmental Stage Enterprise)
                           STATEMENT OF CASH FLOWS
                       For the Three Months Ended March 31,


                                                                                                 February 1, 2002
                                                                                                 (Inception)
                                                                                                 Through
                                                                   2006               2005       March 31, 2006
                                                               -------------     --------------  -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
        Cash paid to suppliers                                 $   (8,690)       $  (9,384)       $   (50,130)
                                                              --------------    -------------    ---------------
        Net cash provided by (used in) operating activities        (8,690)          (9,384)           (50,130)
                                                              --------------    -------------    ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
        Purchase of Equipment                                           -                -             (4,600)
                                                              --------------    -------------    ---------------
        Net cash used in investing activiites                           -                -             (4,600)

CASH FLOWS FROM FINANCING ACTIVITIES
        Proceeds from note payable                                      -           50,000             65,000
        Sale of Common Stock                                            -                -             11,200
        Repurchase of Common Stock                                 (8,750)               -             (8,750)
                                                              --------------   ------------      --------------

        Net cash provided by (used in) financing activities        (8,750)          50,000             67,450
                                                              --------------   ------------      --------------

NET INCREASE (DECREASE) IN CASH                                   (17,440)          40,616             12,720

CASH - BEGINNING OF PERIOD                                         29,910            7,639                  -
                                                              --------------   ------------      --------------
CASH - END OF PERIOD                                         $     12,470       $   48,255        $    12,720
                                                             ===============   ============      ==============


Reconciliation of Income in Net Assets to
Net Cash Provided by Operating Activities:

Net Loss from Development Stage Activities                   $     (9,499)      $  (10,271)       $   (54,223)
Reconciliation Adjustments
  Depreciation                                                        230               65              1,085
  (Iincrease) in Other Receivable                                    (250)
  (Increase) in Inventory                                               -                -             (2,509)
  Increase in Accrued Expenses                                          -              822              1,680
  Increase in Accrued Interest                                        830                -              3,837
                                                             --------------     ------------      -------------
Net cash provided by (used in) operating activities          $     (8,690)      $   (9,384)       $   (50,130)
                                                             ==============     ============      =============





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

Inventory

Inventory, which consists primarily restaurant, is stated at the lower of cost or market determined on a first in first out basis. There were no reserves for obsolescence at March 31, 2006 or March 31, 2005.

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

Fair Value of Financial Instruments

The carrying amounts of financial instruments including cash, accounts receivable, accounts payable and accrued expenses approximate fair value as of March 31, 2006 and 2005, as a result of the relatively short maturity of these instruments.

Note 3 - Fixed Assets

Fixed Assets are stated at cost less accumulated depreciation.
Expenditures for ordinary maintenance and repairs are charged to operations as incurred. Major additions and improvements are capitalized using the straight-line method over the estimated useful life of the asset.

                                               2006       2005
                                               ----       ----     Estimated
                                                                   Useful Life
                                                                   -----------

        Restaurant Equipment   ........  $     4,600     $1,300       5 yrs
        Less: Accumulated Depreciation         1,115        195
                                         -------------   -------
        Net Fixed Assets                 $     3,485     $1,105
                                         =============   =======


Note 4 - Notes Payable

The Company has issued unsecured promissory notes to unrelated individuals as follows:

						Principal	Interest Rate

November 28, 2003 - Due June 1, 2009            $15,000         5% per annum
February 5, 2005 - Demand Note                   50,000         5% per annum
                                                --------
Total Debt                                       65,000
Less Current Portion                                 -0-
                                                --------
Long Term Debt                                  $65,000
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

In the first quarter of 2006, the Company repurchased 206,250 shares of common stock from its investors for a total of $8,750.

Note 6 - Income Taxes

The reconciliation of the statutory Federal income tax rate to the effective tax rate for the years ended December 31 is as follows:

                                  March 31, 2006      December 31, 2005
                                 ----------------     -----------------
                                 Amount     Rate      Amount        Rate
                                 ------     ----      ------        ----
Income Taxes at Statutory Rate   $(1,425)  -15.0%     $(6,709)     -15.0%

Increase (Decrease) in taxes
Valuation Allowance                1,425    15.0%       6,709       15.0%
                                 -------    -----     -------       -----
                                 $   -       0.0%     $   -          0.0%
                                 =======    =====     =======       =====



The major components of deferred tax assets are as follows:

                                       --------------     -----------------
                                       March 31, 2006     December 31, 2005
                                       --------------     -----------------

Deferred tax assets


  Net operating loss carry forward      $  (54,223)         $   (44,724)

Valuation allowance                         54,223               44,724
                                        -----------         ------------

Net deferred tax assets                 $      -            $       -




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

An unaffiliated individual loaned us $15,000 on November 28, 2003. According to the terms of the loan the loan amount accrues interest at a rate of 5% per annum, with interest payments due starting on June 1, 2007. The note is due on June 1, 2009 but may be called earlier at the sole discretion of the investor at any time after January 31, 2007.

An unaffiliated individual loaned us $50,000 on February 28, 2005. According to the terms of the loan the loan amount accrues interest at a rate of 5% per annum, with interest payments due starting on Sep 1, 2008. The note is due on Sep 1, 2011 but may be called earlier at the sole discretion of the investor at any time after January 31, 2010.

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



                       GOOD BUDDY'S COFFEE EXPRESS, INC.

February __, 2007       By: /s/ Scott Massey
                            ---------------------------
                                Scott Massey
                                Principal Executive Officer,
                                President, Principal Financial
                                Officer, Principal Accounting
                                Officer and Director