Form 10QSB
period 2006-06-30
GOOD BUDDYS COFFEE EXPRESS INC
filed 2007-02-01
CIK 1221749

U.S. SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                              FORM 10-QSB

[X]  QUARTERLY  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2006

or

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

The number of shares of the registrant's common stock, par value $0.0001 per share, outstanding as of June 30, 2006 was 2,343,750.

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

                         GOOD BUDDY'S COFFEE EXPRESS,INC.
                        (A Developmental Stage Enterprise)
                                   BALANCE SHEET
                                  As of June 30,







                                                          2006           2005
                                                       ------------    --------

                            ASSETS
                            ------

Current Assets

     Cash                                              $   9,790       $ 37,958
     Other Receivable                                        250              -
     Inventory                                             2,508          2,509
                                                       ------------    --------

        Total Current Assets                              12,548         40,467
                                                       ------------    --------

     Net Fixed Assets                                      3,225          4,340
                                                       ------------    --------

        Total Assets                                   $  15,803       $ 44,807
                                                       ============    ========


                    LIABILITIES AND STOCKHOLDERS' EQUITY

Long Term Liabilities
Current Liabilities
   Accrued Interest                                    $   4,668      $  2,183
   Accrued Expenses                                        1,650         1,650
                                                       ------------  ---------
   Total Current Liabilities                               6,318         3,833
                                                       ------------  ---------
     Note payable                                      $  65,000      $ 65,000
                                                       ------------  ---------

        Total Liabilities                                 71,318        68,833
                                                       ------------  ---------

Stockholders' Equity
   Common stock, $.0001 par value, 20,000,000 shares
   authorized, 2,343,750 and 2,550,000 shares issued
   and outstanding as of June 30, 2006 and
   June 30, 2005                                             234           255

   Preferred stock, $.0001 par value, 5,000,000 shares
   authorized, 0 shares issued and outstanding                 -             -

   Additional paid in capital                              2,216        10,945

   Accumulated Deficit during the development stage      (55,515)      (24,026)
                                                        -----------   ---------
       Total Stockholders' Equity                        (55,515)      (24,026)
                                                       -----------   ---------

        Total Liabilities and Stockholders' Equity     $ 15,803      $  44,807
                                                       ===========   ==========


      The accompanying notes to financial statements are an integral part of these financial statements.

                        GOOD BUDDY'S COFFEE EXPRESS, INC.
                        (A Development Stage Enterprise)
                                INCOME STATEMENT




                                                                                        February 1, 2002
                                                    Three Months       Six Months       (Inception)
                                                     Ended              Ended             Through
                                                    June 30,            June 30,          June 30,
                                                      2006               2006               2006
                                                    -------------     --------------    ----------------
Revenues                                           $      -          $       -            $       -

Administrative expenses                                 3,742             13,241             57,965
                                                  -------------     --------------       ------------

Net (Loss)                                         $   (3,742)       $   (13,241)         $ (57,965)
                                                    =============     ==============     ============

Basic net loss per common share                    $    (0.00)       $     (0.01)         $   (0.02)
                                                    =============     ==============     ============

Weighted Average of Common Shares Outstanding        2,492,500         2,492,500          2,249,500
                                                    =============     ==============     ============




The accompanying notes to financial statements are an integral part of these financial statements.

                       GOOD BUDDY'S COFFEE EXPRESS, INC.
                       (A Developmental Stage Enterprise)
                           STATEMENT OF CASH FLOWS
                       For the Six Months Ended June 30,


                                                                                                 February 1, 2002
                                                                                                 (Inception)
                                                                                                 Through
                                                                   2006               2005       June 30, 2006
                                                               -------------     --------------  -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
        Cash paid to suppliers                                 $  (11,370)       $ (16,381)       $   (52,809)
                                                              --------------    -------------    ---------------
        Net cash provided by (used in) operating activities       (11,370)         (16,381)           (52,809)
                                                              --------------    -------------    ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
        Purchase of Equipment                                           -           (3,300)            (4,600)
                                                              --------------    -------------    ---------------
        Net cash used in investing activiites                           -           (3,300)            (4,600)

CASH FLOWS FROM FINANCING ACTIVITIES
        Proceeds from note payable                                      -           50,000             65,000
        Sale of Common Stock                                            -                -             11,200
        Repurchase of Common Stock                                 (8,750)               -             (8,750)
                                                              --------------   ------------      --------------

        Net cash provided by (used in) financing activities        (8,750)          50,000             67,450
                                                              --------------   ------------      --------------

NET INCREASE (DECREASE) IN CASH                                   (20,120)          30,319             10,041

CASH - BEGINNING OF PERIOD                                         29,910            7,639                  -
                                                              --------------   ------------      --------------
CASH - END OF PERIOD                                         $      9,790       $   37,958        $    10,041
                                                             ===============   ============      ==============


Reconciliation of Income in Net Assets to
Net Cash Provided by Operating Activities:

Net Loss from Development Stage Activities                   $    (13,241)      $  (19,086)       $   (57,965)
Reconciliation Adjustments
  Depreciation                                                        460              130              1,315
  (Increase) in Other Receivable                                     (250)
  (Increase) in Inventory                                               -             (509)            (2,508)
  Increase in Accrued Expenses                                          -            1,651              1,680
  Increase in Accrued Interest                                      1,661            1,433              4,668
                                                             --------------     ------------      -------------
Net cash provided by (used in) operating activities          $    (11,370)      $  (16,381)       $   (52,809)
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

Inventory

Inventory, which consists primarily restaurant, is stated at the lower of cost or market determined on a first in first out basis. There were no reserves for obsolescence at June 30, 2006 or June 30, 2005.

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

Fair Value of Financial Instruments

The carrying amounts of financial instruments including cash, accounts receivable, accounts payable and accrued expenses approximate fair value as of June 30, 2006 and 2005, as a result of the relatively short maturity of these instruments.

Note 3 - Fixed Assets

Fixed Assets are stated at cost less accumulated depreciation.
Expenditures for ordinary maintenance and repairs are charged to operations as incurred. Major additions and improvements are capitalized using the straight-line method over the estimated useful life of the asset.

                                               2006       2005
                                               ----       ----     Estimated
                                                                   Useful Life
                                                                   -----------

        Restaurant Equipment   ........  $     1,300     $1,300       5 yrs
        Equipment   ...................        1,000      1,000       5 yrs
        Computers   ...................        2,300      2,300       5 yrs
                                         -------------   -------
                                               4,600      4,600
        Less: Accumulated Depreciation         1,345        260
                                         -------------   -------
        Net Fixed Assets                 $     3,255     $4,340
                                         =============   =======


Note 4 - Notes Payable

The Company has issued unsecured promissory notes to unrelated individuals as follows:

						Principal	Interest Rate

November 28, 2003 - Due June 1, 2009            $15,000         5% per annum
February 5, 2005 - Demand Note                   50,000         5% per annum
                                                --------
Total Debt                                       65,000
Less Current Portion                                 -0-
                                                --------
Long Term Debt                                  $65,000
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

Note 6 - Income Taxes

The reconciliation of the statutory Federal income tax rate to the effective tax rate for the years ended December 31 is as follows:

                                  June 30, 2006       December 31, 2005
                                 ----------------     -----------------
                                 Amount     Rate      Amount        Rate
                                 ------     ----      ------        ----
Income Taxes at Statutory Rate   $(13,241) -15.0%     $(6,709)     -15.0%

Increase (Decrease) in taxes
Valuation Allowance                13,241   15.0%       6,709       15.0%
                                 --------   -----     -------       -----
                                 $   -       0.0%     $   -          0.0%
                                 ========   =====     =======       =====



The major components of deferred tax assets are as follows:

                                       --------------     -----------------
                                       June 30, 2006      December 31, 2005
                                       --------------     -----------------

Deferred tax assets


  Net operating loss carry forward      $  (57,965)         $   (44,724)

Valuation allowance                         57,965               44,724
                                        -----------         ------------

Net deferred tax assets                 $      -            $       -
                                        -----------         ------------



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