Form 10QSB
period 2006-09-30
GOOD BUDDYS COFFEE EXPRESS INC
filed 2007-02-01
CIK 1221749

U.S. SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                              FORM 10-QSB

[X]  QUARTERLY  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended September 30, 2006

or

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

The number of shares of the registrant's common stock, par value $0.0001 per share, outstanding as of September 30, 2006 was 2,343,750.

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

                         GOOD BUDDY'S COFFEE EXPRESS,INC.
                        (A Developmental Stage Enterprise)
                                   BALANCE SHEET
                                  As of September 30,







                                                          2006           2005
                                                       ------------    --------

                            ASSETS
                            ------

Current Assets

     Cash                                              $   2,173       $ 35,127
     Other Receivable                                        250              -
     Inventory                                             2,508          2,509
                                                       ------------    --------

        Total Current Assets                               4,931         41,911
                                                       ------------    --------

     Net Fixed Assets                                      3,025          4,275
                                                       ------------    --------

        Total Assets                                   $   7,956       $ 41,911
                                                       ============    ========


                    LIABILITIES AND STOCKHOLDERS' EQUITY

Long Term Liabilities
Current Liabilities
   Accrued Interest                                    $   3,503      $  3,007
   Accrued Expenses                                        1,649         1,650
                                                       ------------  ---------
   Total Current Liabilities                               5,152         4,657
                                                       ------------  ---------
     Note payable                                      $  65,000      $ 65,000
                                                       ------------  ---------

        Total Liabilities                                 70,152        69,657
                                                       ------------  ---------

Stockholders' Equity
   Common stock, $.0001 par value, 20,000,000 shares
   authorized, 2,343,750 and 2,550,000 shares issued
   and outstanding as of September 30, 2006 and
   September 30, 2005                                        234           255

   Preferred stock, $.0001 par value, 5,000,000 shares
   authorized, 0 shares issued and outstanding                 -             -

   Additional paid in capital                              2,216        10,945

   Accumulated Deficit during the development stage      (64,646)      (38,946)
                                                        -----------   ---------
       Total Stockholders' Equity                        (62,196)      (27,746)
                                                       -----------   ---------

        Total Liabilities and Stockholders' Equity     $  7,956      $  41,911
                                                       ===========   ==========


      The accompanying notes to financial statements are an integral part of these financial statements.

                        GOOD BUDDY'S COFFEE EXPRESS, INC.
                        (A Development Stage Enterprise)
                                INCOME STATEMENT




                                                                                        February 1, 2002
                                                    Three Months      Nine Months       (Inception)
                                                     Ended              Ended             Through
                                                    September 30,     September 30,     September 30,
                                                      2006               2006               2006
                                                    -------------     --------------    ----------------
Revenues                                           $      -          $       -            $       -

Administrative expenses                                 6,681             19,922             57,965
                                                  -------------     --------------       ------------

Net (Loss)                                         $   (6,681)       $   (19,922)         $ (57,965)
                                                    =============     ==============     ============

Basic net loss per common share                    $    (0.00)       $     (0.01)         $   (0.02)
                                                    =============     ==============     ============

Weighted Average of Common Shares Outstanding        2,338,462         2,338,462          2,249,500
                                                    =============     ==============     ============




The accompanying notes to financial statements are an integral part of these financial statements.

                       GOOD BUDDY'S COFFEE EXPRESS, INC.
                       (A Developmental Stage Enterprise)
                           STATEMENT OF CASH FLOWS
                       For the Nine Months Ended September 30,





                                                                   2006               2005
                                                               -------------     --------------
        Cash paid to suppliers                                 $  (18,986)       $ (19,212)
                                                              --------------    -------------
        Net cash provided by (used in) operating activities       (18,986)         (19,212)
                                                              --------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES
        Purchase of Equipment                                           -           (3,300)
                                                              --------------    -------------
        Net cash used in investing activiites                           -           (3,300)

CASH FLOWS FROM FINANCING ACTIVITIES
        Proceeds from note payable                                      -           50,000
        Sale of Common Stock                                            -                -
        Repurchase of Common Stock                                 (8,750)               -
                                                              --------------   ------------

        Net cash provided by (used in) financing activities        (8,750)          50,000
                                                              --------------   ------------

NET INCREASE (DECREASE) IN CASH                                   (27,736)          27,488

CASH - BEGINNING OF PERIOD                                         29,909            7,639
                                                              --------------   ------------
CASH - END OF PERIOD                                         $      2,173       $   35,127
                                                             ===============   ============


Reconciliation of Income in Net Assets to
Net Cash Provided by Operating Activities:

Net Loss from Development Stage Activities                   $    (19,922)      $  (22,805)
Reconciliation Adjustments
  Depreciation                                                        690              195
  (Increase) in Other Receivable                                     (250)
  (Increase) in Inventory                                               1             (509)
  Increase in Accrued Expenses                                          -            1,651
  Increase in Accrued Interest                                        495            2,257
                                                             --------------     ------------
Net cash provided by (used in) operating activities          $    (18,986)      $  (19,212)
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

Inventory

Inventory, which consists primarily restaurant, is stated at the lower of cost or market determined on a first in first out basis. There were no reserves for obsolescence at September 30, 2006 or September 30, 2005.


Accrued Interest

The Company accrues the interest on the notes payable at five percent (5%) per annum. In the third quarter of 2006 the Company paid
$2,000 toward the outstanding accrued interest.

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

Fair Value of Financial Instruments

The carrying amounts of financial instruments including cash, accounts receivable, accounts payable and accrued expenses approximate fair value as of September 30, 2006 and 2005, as a result of the relatively short maturity of these instruments.

Note 3 - Fixed Assets

Fixed Assets are stated at cost less accumulated depreciation.
Expenditures for ordinary maintenance and repairs are charged to operations as incurred. Major additions and improvements are capitalized using the straight-line method over the estimated useful life of the asset.

                                               2006       2005
                                               ----       ----     Estimated
                                                                   Useful Life
                                                                   -----------

        Restaurant Equipment   ........  $     1,300     $1,300       5 yrs
        Equipment   ...................        1,000      1,000       5 yrs
        Computers   ...................        2,300      2,300       5 yrs
                                         -------------   -------
                                               4,600      4,600
        Less: Accumulated Depreciation         1,575        325
                                         -------------   -------
        Net Fixed Assets                 $     3,025     $4,275
                                         =============   =======


Note 4 - Notes Payable

The Company has issued unsecured promissory notes to unrelated individuals as follows:

						Principal	Interest Rate

November 28, 2003 - Due June 1, 2009            $15,000         5% per annum
February 5, 2005 - Demand Note                   50,000         5% per annum
                                                --------
Total Debt                                       65,000
Less Current Portion                                 -0-
                                                --------
Long Term Debt                                  $65,000
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

Note 6 - Income Taxes

The reconciliation of the statutory Federal income tax rate to the effective tax rate for the years ended December 31 is as follows:

                                 September 30, 2006    December 31, 2005
                                 ------------------    -----------------
                                 Amount     Rate      Amount        Rate
                                 ------     ----      ------        ----
Income Taxes at Statutory Rate   $(2,988)  -15.0%     $(6,709)     -15.0%

Increase (Decrease) in taxes
Valuation Allowance                2,988    15.0%       6,709       15.0%
                                 --------   -----     -------       -----
                                 $   -       0.0%     $   -          0.0%
                                 ========   =====     =======       =====



The major components of deferred tax assets are as follows:

                                       --------------     -----------------
                                     September 30, 2006   December 31, 2005
                                       --------------     -----------------

Deferred tax assets


  Net operating loss carry forward      $  (64,646)         $   (44,724)

Valuation allowance                         64,646               44,724
                                        -----------         ------------

Net deferred tax assets                 $      -            $       -
                                        -----------         ------------



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