Form 10KSB
period 2006-12-31
GOOD BUDDYS COFFEE EXPRESS INC
filed 2007-05-25
CIK 1221749

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                 FORM 10-KSB

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2006

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

                   Common Stock, par value $0.0001 per share
                               (Title of Class)
     Check whether the issuer is not required to file reports pursuant to
Section 13 or 15(d) of the Exchange Act.  [  ]

     Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No []

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
   Yes [X]  No [ ]

     The Company's revenues for the year ended December 31, 2006 were $0.

     As of May 22, 2007, the aggregate market value of the voting stock held by non-affiliates of the registrant (based on a value of $.02 per share) on May 22, 2007 was $14,875.

     As of January 3, 2007, there were 2,343,750 shares of the registrant's Common Stock outstanding.

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


Our Business.

We plan to develop cafes in South Carolina and then in other states in the South East, featuring gourmet coffee, pastries and related items. Our objective is to develop cafes that will provide a forum for rapid service and a strong community identity with the widespread popularity of coffee and related products. At this time we do not have any locations operating. We intend to meet what we believe is an increasing demand for convenience and community at an affordable price. Our primary objectives are:

1. To start a successful gourmet coffee store with a first location in Columbia, SC.

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

It is our opinion that the retail coffee industry in South Carolina, and its surrounding areas experienced growth at the beginning of the decade and is now moving into the mature stage of its life cycle. We believe that many factors contribute to the demand for good quality coffee including, but not limited to, the climate is extremely conducive to coffee consumption, the pace of life in South Carolina, while diverse, is still acceptable to coffee consumption, and current trends reflecting the popularity of fresh, strong, quality coffee and specialty drinks.

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

The design of our building will incorporate four aspects. The first aspect will be the drive thru. Easy flow of traffic through the parking lot to the ordering window and out the exit is the desired goal. We will utilize LTC Architects LLC, of Columbia, SC to help develop and design our sites in
Columbia.  We have not entered into an
agreement between LTC Architects and Good Buddy's Coffee
Exchange, Inc. at this time.   The second aspect is the debate
and evening forum area. We will call this the Agora after the ancient Greek word for meeting place. This will be a room that can host 25-30 people in a cozy setting able to consume coffee and pastries while hearing a talk, debate or speaker. The third aspect is a 4-500 square foot area for business presentations and general social gatherings of customers. The fourth and central aspect is the coffee and food management area. We will set this up as a counter from where people can walk up and order as well as where a minimal waiting staff can place orders for seated customers during events. The total space requirement will be approximately 1500-2000 square feet.


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


Our Target Markets and Marketing Strategy.

We believe that our primary target market will consist of individuals and businesses in South Carolina. We anticipate that we will market and promote our cafes locally as we will strive to establish a "community" atmosphere. We define community as a network of people and organizations that have a synergistic effect on one another as they come together to accomplish a common goal. The literary and artistic community is always seeking a venue to expound its work and have it publicly discoursed. People gather to hear others writings read, topics debated and speeches made. To host budding local literary figures and students a natural following will be established through this community of like-minded artists. The business community is constantly seeking ways to allow customers to hear their message. To act as a host for product presentations and forums for discussion business communities can develop within the framework of a meeting place. The commuter community exists as independent entities with the one need of high quality coffee offered to them without the wait and formality of the current offerings in Starbucks, McDonalds or any other venues. We anticipate that our marketing initiatives will include:


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

Employees

	As of the date of this prospectus we have one employee, our founder and Chief Executive Officer. We anticipate that we will hire additional employees once we have raised adequate funding and as we commence operations. From time-to-time, we anticipate that we will use the services of independent contractors and consultants to support our business development. We believe our future success depends in large part upon the continued service of our key technical and senior management personnel and our ability to attract and retain highly qualified technical and managerial personnel.

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

The design of our building will incorporate four aspects.
The first aspect will be the drive thru. Easy flow of traffic through the parking lot to the ordering window and out the exit is the desired goal. We will utilize LTC Architects LLC, of Columbia, SC to help develop and design our sites in
Columbia. We have not entered into any
agreements with this architect or any related entites regarding
our plans.   The second aspect is the debate and evening forum
area. We will call this the Agora after the ancient Greek word for meeting place. This will be a room that can host 25-30 people in a cozy setting able to consume coffee and pastries while hearing a talk or debate or speaker. The third aspect is a 4-500 square foot area for business presentations and general social gatherings of customers. The fourth and central aspect is the coffee and food area. We will set this up as a counter from where people can walk up and order as well as a minimal waiting staff can place orders for seated customers during events. The total space requirement will be approximately 1500-2000 square feet.


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

As of May 22, 2007, there were 33 shareholders of record of our common stock and a total of 2,343,750 shares outstanding.
All 2,550,000 outstanding shares of our common stock will be eligible to be sold pursuant to Rule 144 of the Securities Act. These sales will be subject to the limitations, including volume limitations of such Rule.

We have not issued any options or warrants to purchase common stock or any other class of our securities.


Recent Sales Of Unregistered Securities

The Company has not had any recent sales of unregistered securities during the fiscal year ended December 31, 2005.

Issuer Purchases Of Equity Securities

The Company repurchased 206,350 shares of its outstanding common stock from unaffiliated shareholders for a toal amount of $8,750. The shares were retired.


Equity Compensation Plan Information

The Company does not have an Equity Compensation Plan.

Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

We have not generated any revenues from our operations. To effectuate our business plan during the next twelve months, we must raise funding, locate a suitable location for our planned drive thru cafe, market our products and services and develop our brand image. We believe that we will begin to be able to generate revenues by the fourth quarter of the year 2007. Any revenues we earn will be infused back into the company and used for working capital. If we are able to earn sufficient revenue, we intend to continue to develop and expand into other markets.

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
incorporate a standard walk in cafe, for those customers desirous of a seated lounge experience. We had no original intention to offer this venue but have seen the performance of single venue services struggle until name branding was accomplished. We expect our initial locations in South Carolina to have multiple venues / access to our products but follow on
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

Our plan of operation is materially dependent on our ability to raise additional working capital. At December 31, 2006, we had approximately $273 on hand. Our operations to date have been focused on developing our brand name and attempting to establish strategic relationships with providers of gourmet coffees, teas, pastries and bakery items. We have not yet developed any strategic relationships with third parties. For the next twelve months, we anticipate that our day-to-day expenses will average approximately $1,000 per month until and unless we secure our first location. We currently have sufficient capital to finance these minimal operations for at least twelve months. We believe that our expenses will significantly increase once we begin renovating and developing our first location.

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








                             GOOD BUDDY'S COFFEE
                                EXPRESS, INC.
                             Financial Statements
                                     As of
                              December 31, 2006

                      Good Buddy's Coffee Express, Inc.




                              Table of Contents



										   	      Page No.

        Independent Auditor's Report.......................     2

        Balance Sheet    ..................................     3

        Income Statement   ................................     4

        Statement of Changes in Stockholders' Equity ......     5

        Statement of Cash Flows  ..........................     6

        Notes to Financial Statements  ....................     7

                          LIEBERMAN & ASSOCIATES P.A.
                          CERTIFIED PUBLIC ACCOUNTANT
         800 E. Cypress Creek Rd. Suite 200 Ft. Lauderdale, FL 33334
                            Office  (954) 491-0411
                              Fax   (954) 491-0211

Auditing                        Accounting             Taxes
Condominium Accounting       Financial Management      Consulting



To the Board of Directors and Stockholders
Good Buddy's Coffee Express, Inc.
Blythewood, SC 29016


We have audited the accompanying balance sheets of Good Buddy's Coffee Express, Inc. as of December 31, 2006 and December 31, 2005 and the related income statements, stockholder's deficit and cash flows for the period ended December 31, 2006 and 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Good Buddy's Coffee Express, Inc. as of December 31, 2006 and December 31, 2005 and the related income statements, shareholders' deficit, and cash flows for the period ended December 31, 2006 and December 31, 2005, in conformity with U.S. generally accepted accounting principles.

//Lieberman & Associates//

Lieberman & Associates, P.A.
Ft. Lauderdale, Florida
May 12, 2007

                         GOOD BUDDY'S COFFEE EXPRESS,INC.
                        (A Developmental Stage Enterprise)
                                   BALANCE SHEETS
                                 As of December 31,







                                                          2006          2005
                                                      ------------   ---------

                            ASSETS
                            ------

Current Assets

     Cash                                             $     273      $  29,909
     Other Receivable                                       250
     Inventory                                            2,5089         2,509
                                                      ------------   ---------

        Total Current Assets                              3,031         32,418
                                                      ------------   ---------

     Net Fixed Assets                                     2,795          3,715

        Total Assets                                  $   5,826       $ 36,133
                                                      ============    ========


                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Accrued Interest                                 $   4,340       $  3,007
     Accrued Expenses                                     1,649          1,650
                                                      ------------    --------
        Total Current Liabilities                         5,989          4,657
                                                      ------------    --------
     Note payable                                        70,989         65,000
                                                      ------------   ---------

        Total Liabilities                                70,989         69,657
                                                      ------------   ---------

Stockholders' Equity
   Common stock, $.0001 par value, 20,000,000 shares
   authorized, 2,343,750 and 2,550,000 shares issued
   and outstanding as of December 31, 2006 and
   December 31, 2005, respectively                          234            255
   Preferred stock, $.0001 par value, 5,000,000 shares
   authorized, 0 shares issued and outstanding                -              -
   Additional paid in capital                             2,216         10,945
   Accumulated Deficit during development stage         (67,613)       (44,724)
                                                      -----------    ---------

        Total Stockholders' Equity                      (65,163)       (33,524)
                                                      -----------    ---------

        Total Liabilities and Stockholders' Equity     $  5,826      $  36,133
                                                      ===========    =========


      The accompanying notes to financial statements are an integral part of these financial statements.

                        GOOD BUDDY'S COFFEE EXPRESS, INC.
                        (A Development Stage Enterprise)
                             INCOME STATEMENT


                    For The Year Ending December 31,




                                                                                       February 1
                                                                                         2002
                                                                                      (Inception)
                                                                                        Through
                                                                                       December 31,
                                                      2006               2005            2006
                                                    -------------     --------------   ------------
Revenues                                           $      -          $       -        $      -

Administrative expenses                                22,889             28,583          67,613
                                                    -------------     --------------   ------------

Net (Loss)                                         $  (22,889)       $   (28,583)     $  (67,613)
                                                    =============     ==============   ============

Basic net loss per common share                    $    (0.01)       $    (0.01)      $    (0.03)
                                                    =============     ==============   ============

Weighted Average of Common Shares Outstanding        2,338,462          2,550,000       2,338,462
                                                    =============     ==============   ============




The accompanying notes to financial statements are an integral part of these financial statements.

                      GOOD BUDDY'S COFFEE EXPRESS, INC.
                      (A Development Stage Enterprise)
                     STATEMENT OF STOCKHOLDERS' EQUITY
                         AS OF DECEMBER 31, 2006






                                                Par Value      Paid-In         Retained
                                 Shares          $.0001        Capital         Earnings     Total
                                --------       ----------     ----------    -----------    --------

February 1, 2002
Restricted common
shares issued to
President for expenses          2,000,000      $     200       $    -        $     -        $   200

December 31, 2002 - Net (Loss)      -                 -             -            (200)         (200)
                                --------       ----------     ----------    -----------    --------

Dece,ber 31, 2002 - Balance     2,000,000            200            -            (200)           -

restricted Shares to
Various investors                 550,000             55         10,945            -         11,000

December 31, 2003 - Net (Loss)      -                 -             -          (6,669)       (6,669)
                                ---------      -----------    -----------    -----------   ---------

December 31, 2003 - Balance     2,550,000            255         10,945        (6,869)        4,331

December 31, 2004 - Net (Loss)      -                 -             -          (9,272)       (9,272)
                                ---------      -----------    -----------    -----------   ---------

December 31, 2004               2,550,000            255         10,945       (16,141)       (4,941)

December 31, 2005 - Net (Loss)      -                 -             -         (28,583)      (28,583)
                                ---------      -----------    -----------    -----------   ---------

December 31, 2005               2,550,000            255         10,945      $(44,724)     $(33,524)

February 2006 repurchase
of stock                         (106,250)           (11)        (6,739)                     (6,750)

March 2006 repurchase
of stock                         (100,000)           (10)        (1,900)                     (2,000)

December 31, 2006 - Net (Loss)                                                (22,889)      (22,889)
                                ---------      -----------    -----------    -----------   ---------
December 31, 2006 - Balance     2,343,750      $     234      $   2,216      $(67,613)     $(65,163)
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

                       GOOD BUDDY'S COFFEE EXPRESS, INC.
                       (A Developmental Stage Enterprise)
                           STATEMENT OF CASH FLOWS
                        For the Years Ended December 31,


                                                                                               February 1,
                                                                                               2002
                                                                                               (Inception)
                                                                                               Through
                                                                                               December 31,
                                                               2006            2005            2006
                                                              --------------   ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
        Cash paid to suppliers                                 $  (20,887)      $(24,430)       $(62,807)
                                                              --------------   ------------    ------------

        Net cash provided by (used in) operating activities       (20,887)       (24,430)        (62,807)
                                                              --------------   ------------    ------------



CASH FLOWS FROM INVESTING ACTIVITIES
       Purchase of Equipment                                           -          (3,300)         (4,600)
                                                              -------------    ------------   -------------
       Net Cash used in investing activities                           -          (3,300)         (4,600)
                                                              -------------    ------------   -------------
CASH FLOWS FROM FINANCING ACTIVITIES
        Proceeds from note payable                                     -          50,000          65,000
        Sale of Common Stock                                           -              -           11,200
        Repurchase of Common Stock                                  (8,750)           -           (8,750)
                                                              --------------   ------------   -------------

        Net cash provided by (used in) financing activities         (8,750)       50,000          67,450
                                                              --------------   ------------   -------------

NET INCREASE (DECREASE) IN CASH                                   (29,637)        22,270              43

CASH BEGINNING OF PERIOD                                           29,909          7,639             -
                                                              --------------   ------------   -------------

CASH END OF PERIOD                                           $         272      $ 29,909      $       43
                                                             ===============   ============   =============



Reconciliation of Income in Net Assets to Net
Cash Provided by Operating Activities:

Net Loss from Development Stage Activities                   $    (22,889)      $(28,583)     $  (67,613)
Reconciliation Adjustments
  Depreciation                                                        920            755           1,545
  (Increase) in Other Receivable                                     (250)                          (250)
  (Increase) in Inventory                                              -            (509)         (2,509)
  Increase in Accrued Expenses                                         -           1,651           1,680
  Increase in Accrued Interest                                      1,332          2,256           4,340
                                                             ---------------   ------------   -------------
  Net cash provided by (used in) operating activities        $    (20,887)     $ (24,430)     $  (62,807)
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

Inventory

Inventory, which consists primarily of restaurant goods, is stated at the lower of cost or market determined on a first in first out basis. There were no reserves for obsolescence at December 31, 2006 or December 31, 2005.

Fair Value of Financial Instruments

Financial instruments, including cash, receivables, accounts payable, and notes payable are carried at amounts which reasonably approximate their fair value due to the short term nature of these amounts or due to variable rates of interest which are consistent with market rates. At present, the Company does not have any material accounts receivables or accounts payable.

Income Taxes

The Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards (SFAS) No. 109 "Accounting for Income Taxes", which requires companies to use the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequence of temporary differences by applying enacted statutory tax rates applicable to future year's differences between the financial statements carrying amounts and the tax basis of existing assets and liabilities. Pursuant to SFAS No. 109, the effect on deferred taxes of a change in tax rates is recognized as income in the period that includes the enactment date. Under the deferred method, deferred taxes were recognized using the tax applicable to the year of the calculation and were not adjusted for subsequent changes in tax rates.

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

Fair Value of Financial Instruments

The carrying amounts of financial instruments including cash, accounts receivable, accounts payable and accrued expenses approximate fair value as of December 31, 2006 and 2005, as a result of the relatively short maturity of these instruments.

Note 3 - Fixed Assets

Fixed Assets are stated at cost less accumulated depreciation.
Expenditures for ordinary maintenance and repairs are charged to operations as incurred. Major additions and improvements are capitalized using the straight-line method over the estimated useful life of the asset.



                                           2006            2005      Estimated
                                                                    Useful Life

        Resturant Equipment   ........    $  1,300        $1,300        5 yrs
        Equipment  ...................       1,000         1,000        5 years
        Computers  ...................       2,300         2,300        5 years
                                          ---------       ------
                                             4,600         4,600
        Less: Accumulated Depreciation       1,805           885
                                          ---------       ------
        Net Fixed Assets                  $  2,795        $3,715
                                          =========       ======



Note 4 - Notes Payable

The Company has issued unsecured promissory notes to unrelated individuals. No demand has been placed or is anticipated to be placed as of December 31, 2006, and therefore, it has been classified as long term debt. The detail of the long term debt is as follows:





                                                Principal       Principal      Interest Rate
                                                  2006            2005
                                                ---------       ---------
November 28, 2003 - Due June 1, 2009            $15,000         $15,000         5% per annum
February 5, 2005 - Demand Note                   50,000          50,000         5% per annum
                                                ---------       ---------
Total Debt                                       65,000          15,000

Less Current Portion                                 -               -
Long Term Debt                                  $65,000         $15,000
                                                =========       =========




Note 5 - Stockholders Equity

In the first quarter of 2006 the Company repurchased 206,250 shares of the common stock outstanding for an amount of $8,750. The shares were retired as opposed to being placed into treasury stock.

GOOD BUDDY'S COFFEE EXPRESS, INC.
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS


Note 6 - Income Taxes

The reconciliation of the statutory Federal income tax rate to the effective tax rate for the three months ended December 31, 2006 and the year ended December 31, 2005 are as follows:


                                         December 31,            December 31,
                                            2006                     2005

                                   Amount         Rate       Amount     Rate
                                  --------       ------     --------   ------
Income Taxes at Statutory Rate   $  (3,433)     -15.0%     $  (6,700)   -15.0%


Increase (Decrease) in taxes
Valluation Allowance                 3,433       15.0%         6,709     15.0%
                                  --------       ------     --------   ------
                                 $      -         0.0%            -       0.0%
                                  --------       ------     --------   ------


The major components of deferred tax assets are as follows:

                                           December 31, 2006  December 31, 2005


Deferred tax assets

Net Operating Loss Carryover                   $ (71,964)           $ (44,724)

Valuation Allowance                               71,964               44,724
                                               ---------            ----------
Net Deferred tax assets                        $      -             $      -
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

Item 8B.  OTHER INFORMATION
None.

Item 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL
PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A)
OF THE EXCHANGE ACT

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

Section 16(a) Beneficial Ownership Reporting Compliance

The Company is aware of the following directors, officers or beneficial owners of more than ten percent of the Company's
Common Stock that, during the fiscal year 2006 or for the fiscal year 2006, failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934.

  Scott Massey  Form 4 and Form 5
  Phil Dee      Form 5

Item 10.		EXECUTIVE COMPENSATION.


Employment Agreements

We have not entered into any employment agreements.


Summary Compensation Table

	The following table sets forth the total compensation accrued for the for the years ended December 31, 2006, 2005 and 2004 and for the period from inception through December 31, 2002 to our President, who was our sole executive officer at the end of our last fiscal year and.

Annual Compensation


The following table sets forth the compensation received by officers.





                                                        Other          Restricted    Securities             All
Name and                                                Annual         Stock         Underlying   LTIP      Other
Principal Position   Period            Salary  Bonus    Compensation   Awards        Options      Payouts   Compensation
------------------------------------------------------------------------------------------------------------------------


Scott Massey,      Inception through
President,              December        $0        -             -         -            -            -          -
                        31, 2002

                   Year Ended
                        December 31,    $0        -             -         -            -            -          -
                        2003

                   Year Ended
                        December 31,    $0        -             -         -            -            -          -
                        2004

                   Year Ended
                        December 31,    $0        -             -         -            -            -          -
                        2005

                   Year Ended
                        December 31,    $0        -             -         -            -            -          -
                        2006



Stock Option Grants in the past fiscal year

We have not issued any grants of stock options in the past fiscal year.

Item 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
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

Item 13.  EXHIBITS.


Exhibit Number		Description


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

     	The Company paid audit fees to its independent certified public accountant, Lieberman & Associates, P.A. in the amount of $2,500 for the year ended December 31, 2006 and $2,500 for the year ended December 31, 2005.
The Company also pays to the independent certified public accountants a fee of $500 per quarter for other services.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 22, 2007.


                       GOOD BUDDY'S COFFEE EXPRESS, INC.

May 22, 2007            By: /s/ Scott Massey
                            ---------------------------
                                Scott Massey
                                Principal Executive Officer,
                                President, Principal Financial
                                Officer, Principal Accounting
                                Officer and Director



	In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on May 22, 2007.


/s/ Scott Massey                Principal Executive Officer,
----------------                President, Principal Financial
                                Officer, Principal Accounting
                                Officer and Director

/s/ Phillips N. Dee             Director
-------------------