Form 10KSB/A
period 2006-12-31
GOOD BUDDYS COFFEE EXPRESS INC
filed 2007-06-01
CIK 1221749

This 10-KSB/A has been filed to correct one typographical error which was discoverd in the originally filed 10-KSB. In the 10-KSB, the balance sheet for the year ended December 31, 2006 reported that the Company had an outstanding Note Payble totalling $70,989 and Total Liabilities of $70,989. The Balance Sheet should have reported that the Copmany had an outstanding Note Payable of $65,000. The Total Liabilities were correctly reported as $70,989



                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                 FORM 10-KSB/A

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

//Lieberman & Associates//

Lieberman & Associates, P.A.
Ft. Lauderdale, Florida
May 12, 2007

                         GOOD BUDDY'S COFFEE EXPRESS,INC.
                        (A Developmental Stage Enterprise)
                                   BALANCE SHEETS
                                 As of December 31,







                                                          2006          2005
                                                      ------------   ---------

                            ASSETS
                            ------

Current Assets

     Cash                                             $     273      $  29,909
     Other Receivable                                       250
     Inventory                                            2,5089         2,509
                                                      ------------   ---------

        Total Current Assets                              3,031         32,418
                                                      ------------   ---------

     Net Fixed Assets                                     2,795          3,715

        Total Assets                                  $   5,826       $ 36,133
                                                      ============    ========


                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Accrued Interest                                 $   4,340       $  3,007
     Accrued Expenses                                     1,649          1,650
                                                      ------------    --------
        Total Current Liabilities                         5,989          4,657
                                                      ------------    --------
     Note payable                                        65,000         65,000
                                                      ------------   ---------

        Total Liabilities                                70,989         69,657
                                                      ------------   ---------

Stockholders' Equity
   Common stock, $.0001 par value, 20,000,000 shares
   authorized, 2,343,750 and 2,550,000 shares issued
   and outstanding as of December 31, 2006 and
   December 31, 2005, respectively                          234            255
   Preferred stock, $.0001 par value, 5,000,000 shares
   authorized, 0 shares issued and outstanding                -              -
   Additional paid in capital                             2,216         10,945
   Accumulated Deficit during development stage         (67,613)       (44,724)
                                                      -----------    ---------

        Total Stockholders' Equity                      (65,163)       (33,524)
                                                      -----------    ---------

        Total Liabilities and Stockholders' Equity     $  5,826      $  36,133
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

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 1, 2007.


                       GOOD BUDDY'S COFFEE EXPRESS, INC.

June 1, 2007            By: /s/ Scott Massey
                            ---------------------------
                                Scott Massey
                                Principal Executive Officer,
                                President, Principal Financial
                                Officer, Principal Accounting
                                Officer and Director



	In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on June 1, 2007.


/s/ Scott Massey                Principal Executive Officer,
----------------                President, Principal Financial
                                Officer, Principal Accounting
                                Officer and Director

/s/ Phillips N. Dee             Director
-------------------