Form 10QSB
period 2007-03-31
GOOD BUDDYS COFFEE EXPRESS INC
filed 2007-06-08
CIK 1221749

U.S. SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                              FORM 10-QSB

[X]  QUARTERLY  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2007

or

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  [X]   No [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes X ] No []

The number of shares of the registrant's common stock, par value
$0.0001 per share, outstanding as of May 1, 2007 was 2,343,750 and there were 607 stockholders of record.

Transitional Small Business Disclosure Format (Check one):  Yes [  ]
No [X]

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

Item 5. Other Information

Item 6. Exhibits

                       Good Buddy's Coffee Express, Inc.

                        (A DEVELOPMENT STAGE COMPANY)



PART I - FINANACIAL INFORMATION


ITEM 1	FINANCIAL INFORMATION












Table of Contents



										   	      Page No.

        Independent Review  Report.......................       2

        Balance Sheet    ................................       3

        Income Statement   ..............................       4

        Statement ofChanges in Stockholders' Equity......       5

        Statement of Cash Flows  ........................       6

        Notes to Financial Statements  ..................       7

                          LIEBERMAN & ASSOCIATES P.A.
                          CERTIFIED PUBLIC ACCOUNTANT
         800 E. Cypress Creek Rd. Suite 200 Ft. Lauderdale, FL 33334
                            Office  (954) 491-0411
                              Fax   (954) 491-0211

Auditing                        Accounting             Taxes
Condominium Accounting       Financial Management      Consulting




To the Board of Directors and Stockholders
Good Buddy's Coffee Express, Inc.
Blythewood, SC 29016

We have reviewed the accompanying Balance Sheet of Good Buddy's Coffee Express, Inc. as of March 31, 2007 and March 31, 2006, and the related Statements of Income, Changes in Stockholders' Equity and Cash Flows for the three months then ended. These interim financial statements are the responsibility of the Company's management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of inquires of the Company personnel and analytical procedures applied to the financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial statements in order for them to be in conformity with accounting principles generally accepted in the United States.



//Lieberman & Associates//

Lieberman & Associates, P.A.
Ft. Lauderdale, Florida
May 12, 2007

                         GOOD BUDDY'S COFFEE EXPRESS,INC.
                        (A Developmental Stage Enterprise)
                                   BALANCE SHEET
                                  As of March 31,







                                                          2007           2006
                                                       ------------    --------

                            ASSETS
                            ------

Current Assets

     Cash                                              $   1,742      $  12,470
     Other Receivable                                        250            250
     Inventory                                             2,509          2,509
                                                       ------------    --------

        Total Current Assets                               4,501         15,229
                                                       ------------    --------

     Net Fixed Assets                                      2,565          3,485
                                                       ------------    --------

        Total Assets                                   $   7,066       $ 18,714
                                                       ============    ========


                    LIABILITIES AND STOCKHOLDERS' EQUITY

Long Term Liabilities
Current Liabilities
   Accrued Interest                                    $   5,180      $  3,837
   Accrued Expenses                                        4,900         1,650
                                                       ------------  ---------
   Total Current Liabilities                              10,080         5,487
                                                       ------------  ---------
     Note payable                                      $  66,500      $ 65,000
                                                       ------------  ---------

        Total Liabilities                                 76,580        70,487
                                                       ------------  ---------

Stockholders' Equity
   Common stock, $.0001 par value, 20,000,000 shares
   authorized, 2,343,750 and 2,550,000 shares issued
   and outstanding as of March 31, 2007 and
   March 31, 2006                                            234           255

   Preferred stock, $.0001 par value, 5,000,000 shares
   authorized, 0 shares issued and outstanding                 -             -

   Additional paid in capital                              2,216         2,195

   Accumulated Deficit during the development stage      (71,964)      (54,223)
                                                        -----------   ---------
       Total Stockholders' Equity                        (69,514)      (51,773)
                                                       -----------   ---------

        Total Liabilities and Stockholders' Equity      $  7,066      $ 18,714
                                                       ===========   ==========


      The accompanying notes to financial statements are an integral part of these financial statements.

                        GOOD BUDDY'S COFFEE EXPRESS, INC.
                        (A Development Stage Enterprise)
                                INCOME STATEMENT




                                                                                        February 1, 2002
                                                    Three Months       Three Months     (Inception)
                                                     Ended                Ended            Through
                                                    March 31,          March 31,          March 31,
                                                      2007               2006               2007
                                                    -------------     --------------    ----------------
Revenues                                           $      -          $       -            $      -

Administrative expenses                                 4,351              9,499              71,964
                                                  -------------     --------------       -------------

Net (Loss)                                         $   (4,351)       $    (9,499)         $  (71,964)
                                                  =============     ==============       =============

Basic net loss per common share                    $    (0.00)       $     (0.00)         $    (0.03)
                                                  =============     ==============       =============

Weighted Average of Common Shares Outstanding        2,343,750          2,522,083          2,343,750
                                                  =============     ==============       =============




The accompanying notes to financial statements are an integral part of these financial statements.

                      GOOD BUDDY'S COFFEE EXPRESS, INC.
                      (A Development Stage Enterprise)
                     STATEMENT OF STOCKHOLDERS' EQUITY
                            AS OF MARCH 31, 2007






                                                Par Value      Paid-In         Retained
                                 Shares          $.0001        Capital         Earnings     Total
                                --------       ----------     ----------    -----------    --------

February 1, 2002
Restricted common
shares issued to
President for expenses          2,000,000      $     200       $    -        $     -        $   200

December 31, 2002 - Net (Loss)      -                 -             -            (200)         (200)
                                --------       ----------     ----------    -----------    --------

Dece,ber 31, 2002 - Balance     2,000,000            200            -            (200)           -

restricted Shares to
Various investors                 550,000             55         10,945            -         11,000

December 31, 2003 - Net (Loss)      -                 -             -          (6,669)       (6,669)
                                ---------      -----------    -----------    -----------   ---------

December 31, 2003 - Balance     2,550,000            255         10,945        (6,869)        4,331

December 31, 2004 - Net (Loss)      -                 -             -          (9,272)       (9,272)
                                ---------      -----------    -----------    -----------   ---------

December 31, 2004               2,550,000            255         10,945       (16,141)       (4,941)

December 31, 2005 - Net (Loss)      -                 -             -         (28,583)      (28,583)
                                ---------      -----------    -----------    -----------   ---------

December 31, 2005               2,550,000            255         10,945      $(44,724)     $(33,524)

February 2006 repurchase
of stock                         (106,250)           (11)        (6,739)                     (6,750)

March 2006 repurchase
of stock                         (100,000)           (10)        (1,990)                     (2,000)

December 31, 2006 - Net (Loss)                                                (22,889)      (22,889)
                                ---------      -----------    -----------    -----------   ---------
December 31, 2006 - Balance     2,343,750            234          2,216       (67,613)      (65,164)

March 31, 2007 - Net (Loss)                                                    (4,351)       (4,351)
                                ---------      -----------    -----------    -----------   ---------
March 31, 2007 - Balance        2,343,750      $     234      $   2,216      $(71,964)     $(69,514)
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

                       GOOD BUDDY'S COFFEE EXPRESS, INC.
                       (A Developmental Stage Enterprise)
                           STATEMENT OF CASH FLOWS
                       For the Three Months Ended March 31,


                                                                                                 February 1, 2002
                                                                                                 (Inception)
                                                                                                 Through
                                                                   2007               2006       March 31, 2007
                                                               -------------     --------------  -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
        Cash paid to suppliers                                 $      (29)       $  (8,690)       $   (62,608)
                                                              --------------    -------------    ---------------
        Net cash provided by (used in) operating activities           (29)          (8,690)           (62,608)
                                                              --------------    -------------    ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
        Purchase of Equipment                                           -                -             (4,600)
                                                              --------------    -------------    ---------------
        Net cash used in investing activiites                           -                -             (4,600)

CASH FLOWS FROM FINANCING ACTIVITIES
        Proceeds from note payable                                  1,500                -             66,500
        Sale of Common Stock                                            -                -             11,200
        Repurchase of Common Stock                                      -           (8,750)            (8,750)
                                                              --------------   ------------      --------------

        Net cash provided by (used in) financing activities         1,500           (8,750)            68,950
                                                              --------------   ------------      --------------

NET INCREASE (DECREASE) IN CASH                                     1,471          (17,440)             1,742

CASH - BEGINNING OF PERIOD                                            271           29,910                  -
                                                              --------------   ------------      --------------
CASH - END OF PERIOD                                         $      1,742       $   12,470        $     1,742
                                                             ===============   ============      ==============


Reconciliation of Income in Net Assets to
Net Cash Provided by Operating Activities:

Net Loss from Development Stage Activities                   $     (4,351)      $   (9,499)       $   (71,964)
Reconciliation Adjustments
  Depreciation                                                        230              230              2,035
  (Iincrease) in Other Receivable                                       -             (250)              (250)
  (Increase) in Inventory                                               -                -             (2,509)
  Increase in Accrued Expenses                                      3,251                -              4,900
  Increase in Accrued Interest                                        841              829              5,180
                                                             --------------     ------------      -------------
Net cash provided by (used in) operating activities          $        (29)      $   (8,690)       $   (62,608)
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

Inventory

Inventory, which consists primarily of restaurant goods, is stated at the lower of cost or market determined on a first in first out basis. There were no reserves for obsolescence at March 31, 2007 or March 31, 2006.

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

                GOOD BUDDY'S COFFEE EXPRESS, INC.
               (A Development Stage Enterprise)
                 NOTES TO FINANCIAL STATEMENTS



Earnings (Loss) Per Share

The Company presents "basic" earnings (loss) per share and, if applicable, "diluted" earnings per share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, Earnings per Share (SFAS 128). Basic earnings (loss) per share are calculated by dividing net income or loss by the weighted average number of shares outstanding during each period. The calculation of diluted earnings
(loss) per share is the same as the basic earnings (loss) per share.

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


Fair Value of Financial Instruments

The carrying amounts of financial instruments including cash, accounts receivable, accounts payable and accrued expenses approximate fair value as of March 31, 2007 and 2006, as a result of the relatively short maturity of these instruments.

Note 3 - Fixed Assets

Fixed Assets are stated at cost less accumulated depreciation.
Expenditures for ordinary maintenance and repairs are charged to operations as incurred. Major additions and improvements are capitalized using the straight-line method over the estimated useful life of the asset.




                                           2007            2006      Estimated
                                                                    Useful Life

        Resturant Equipment   ........    $  1,300        $1,300        5 yrs
        Equipment  ...................       1,000         1,000        5 years
        Computers  ...................       2,300         2,300        5 years
                                          ---------       ------
                                             4,600         4,600
        Less: Accumulated Depreciation       2,035         1,115
                                          ---------       ------
        Net Fixed Assets                  $  2,565        $3,485
                                          =========       ======


Note 4 - Notes Payable

The Company has issued unsecured promissory notes to unrelated individuals. No demand has been placed or is anticipated to be placed as of March 31, 2007, and therefore, it has been classified as long term debt. The detail of the long term debt is as follows:





                                                Principal       Principal      Interest Rate
                                                  2007            2006
                                                ---------       ---------
November 28, 2003 - Due June 1, 2009            $15,000         $15,000         5% per annum
February 5, 2005 - Demand Note                   50,000          50,000         5% per annum
February 2006 - Demand Note                       1,500              -          Non-interest bearing
                                                ---------       ---------
Total Debt                                       66,500          65,000

Less Current Portion                                 -               -
Long Term Debt                                  $66,500         $65,000
                                                =========       =========



                GOOD BUDDY'S COFFEE EXPRESS, INC.
               (A Development Stage Enterprise)
                 NOTES TO FINANCIAL STATEMENTS



Note 5 - Stockholders Equity

In the first quarter of 2006 the Company repurchased 206,250 shares of the common stock outstanding for an amount of $8,750. The shares were retired as opposed to being placed into treasury stock.

Note 6 - Income Taxes

The reconciliation of the statutory Federal income tax rate to the effective tax rate for the three months ended March 31, 2007 and March 31, 2006 are as follows:

                                  March 31, 2007      March 31, 2006
                                 ----------------     -----------------
                                 Amount     Rate      Amount        Rate
                                 ------     ----      ------        ----
Income Taxes at Statutory Rate   $ 1,851   -15.0%     $(9,499)     -15.0%

Increase (Decrease) in taxes
Valuation Allowance               (1,851)   15.0%       9,499       15.0%
                                 -------    -----     -------       -----
                                 $   -       0.0%     $   -          0.0%
                                 =======    =====     =======       =====



The major components of deferred tax assets are as follows:

                                       --------------     -----------------
                                       March 31, 2007     March 31, 2006
                                       --------------     -----------------

Deferred tax assets


  Net operating loss carry forward      $  (71,964)         $   (54,223)

Valuation allowance                         71,964               54,223
                                        -----------         ------------

Net deferred tax assets                 $      -            $       -




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



                       GOOD BUDDY'S COFFEE EXPRESS, INC.

June 8, 2007            By: /s/ Scott Massey
                            ---------------------------
                                Scott Massey
                                Principal Executive Officer,
                                President, Principal Financial
                                Officer, Principal Accounting
                                Officer and Director