Form 10QSB
period 2007-06-30
GOOD BUDDYS COFFEE EXPRESS INC
filed 2007-08-17
CIK 1221749

U.S. SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                              FORM 10-QSB

[X]  QUARTERLY  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2007

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No []

The number of shares of the registrant's common stock, par value
$0.0001 per share, outstanding as of August 14, 2007 was 2,343,750.

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

Auditing                        Accounting             Taxes
Condominium Accounting       Financial Management      Consulting




To the Board of Directors and Stockholders
Good Buddy's Coffee Express, Inc.
Blythewood, SC 29016

We have reviewed the accompanying Balance Sheet of Good Buddy's Coffee Express, Inc. as of June 30, 2007 and June 30, 2006, and the related Statements of Income, Changes in Stockholders' Equity and Cash Flows for the six months then ended. These interim financial statements are the responsibility of the Company's management.

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



//Lieberman & Associates//

Lieberman & Associates, P.A.
Ft. Lauderdale, Florida
August 14, 2007

                         GOOD BUDDY'S COFFEE EXPRESS,INC.
                        (A Developmental Stage Enterprise)
                                   BALANCE SHEET
                                  As of June 30,







                                                          2007           2006
                                                       ------------    --------

                            ASSETS
                            ------

Current Assets

     Cash                                              $   1,689      $   9,790
     Other Receivable                                        250            250
     Inventory                                             2,509          2,508
                                                       ------------    --------

        Total Current Assets                               4,449         12,548
                                                       ------------    --------

     Net Fixed Assets                                      2,335          3,255
                                                       ------------    --------

        Total Assets                                   $   6,784       $ 15,803
                                                       ============    ========


                    LIABILITIES AND STOCKHOLDERS' EQUITY

Long Term Liabilities
Current Liabilities
   Accrued Interest                                    $   6,023      $  4,668
   Accrued Expenses                                        5,400         1,650
                                                       ------------  ---------
   Total Current Liabilities                              11,423         6,318
                                                       ------------  ---------
     Note payable                                      $  66,500      $ 65,000
                                                       ------------  ---------

        Total Liabilities                                 77,923        71,318
                                                       ------------  ---------

Stockholders' Equity

   Preferred stock, $.0001 par value, 5,000,000 shares
   authorized, 0 shares issued and outstanding                 -             -

   Common stock, $.0001 par value, 20,000,000 shares
   authorized, 2,343,750 shares issued and outstanding
   as of June 30, 2007 and June 30, 2006                     234           234

   Additional paid in capital                              2,216         2,216

   Accumulated Deficit during the development stage      (73,589)      (57,965)
                                                        -----------   ---------
       Total Stockholders' Equity                        (71,139)      (55,515)
                                                       -----------   ---------

        Total Liabilities and Stockholders' Equity      $  6,784      $ 15,803
                                                       ===========   ==========


      The accompanying notes to financial statements are an integral part of these financial statements.

                        GOOD BUDDY'S COFFEE EXPRESS, INC.
                        (A Development Stage Enterprise)
                                INCOME STATEMENT




                                                                                        February 1, 2002
                                                    Six Months         Six Months     (Inception)
                                                     Ended                Ended            Through
                                                     June 30,           June 30,          June 30,
                                                      2007               2006               2007
                                                    -------------     --------------    ----------------
Revenues                                           $      -          $       -            $      -

Administrative expenses                                 5,976             13,241              73,589
                                                  -------------     --------------       -------------

Net (Loss)                                         $   (5,976)       $   (13,241)         $  (73,589)
                                                  =============     ==============       =============

Basic net loss per common share                    $    (0.00)       $     (0.00)         $    (0.03)
                                                  =============     ==============       =============

Weighted Average of Common Shares Outstanding        2,343,750          2,522,083          2,343,750
                                                  =============     ==============       =============




The accompanying notes to financial statements are an integral part of these financial statements.

                      GOOD BUDDY'S COFFEE EXPRESS, INC.
                      (A Development Stage Enterprise)
                     STATEMENT OF STOCKHOLDERS' EQUITY
                       SIX MONTHS ENDED JUNE 30, 2007






                                                Par Value      Paid-In         Retained
                                 Shares          $.0001        Capital         Earnings     Total
                                --------       ----------     ----------    -----------    --------

February 1, 2002
Restricted common
shares issued to
President for expenses          2,000,000      $     200       $    -        $     -        $   200

December 31, 2002 - Net (Loss)      -                 -             -            (200)         (200)
                                --------       ----------     ----------    -----------    --------

Dece,ber 31, 2002 - Balance     2,000,000            200            -            (200)           -

restricted Shares to
Various investors                 550,000             55         10,945            -         11,000

December 31, 2003 - Net (Loss)      -                 -             -          (6,669)       (6,669)
                                ---------      -----------    -----------    -----------   ---------

December 31, 2003 - Balance     2,550,000            255         10,945        (6,869)        4,331

December 31, 2004 - Net (Loss)      -                 -             -          (9,272)       (9,272)
                                ---------      -----------    -----------    -----------   ---------

December 31, 2004               2,550,000            255         10,945       (16,141)       (4,941)

December 31, 2005 - Net (Loss)      -                 -             -         (28,583)      (28,583)
                                ---------      -----------    -----------    -----------   ---------

December 31, 2005               2,550,000            255         10,945      $(44,724)     $(33,524)

February 2006 repurchase
of stock                         (106,250)           (11)        (6,739)           -         (6,750)

March 2006 repurchase
of stock                         (100,000)           (10)        (1,990)           -         (2,000)

December 31, 2006 - Net (Loss)      -                 -             -           (22,889)      (22,889)
                                ---------      -----------    -----------    -----------   ---------
December 31, 2006 - Balance     2,343,750            234          2,216       (67,613)      (65,164)

June 30 - Net (Loss)                -                 -             -          (5,976)       (5,976)
                                ---------      -----------    -----------    -----------   ---------
June 30, 2007 - Balance         2,343,750      $     234      $   2,216      $(73,589)     $(71,139)
                                =========      ===========    ===========    ===========   =========



The accompanying notes to financial statements are an integral part of these financial statements.

                       GOOD BUDDY'S COFFEE EXPRESS, INC.
                       (A Developmental Stage Enterprise)
                              CASH FLOW STATEMENT



                                                                                                 February 1, 2002
                                                                                                 (Inception)
                                                               Ended June 30,     Ended June 30,   Through
                                                                   2007               2006       June 30, 2007
                                                               -------------     --------------  -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
        Cash paid to suppliers                                 $      (82)       $ (11,370)       $   (62,661)
                                                              --------------    -------------    ---------------
        Net cash provided by (used in) operating activities           (82)         (11,370)           (62,661)
                                                              --------------    -------------    ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
        Purchase of Equipment                                           -                -             (4,600)
                                                              --------------    -------------    ---------------
        Net cash used in investing activiites                           -                -             (4,600)

CASH FLOWS FROM FINANCING ACTIVITIES
        Proceeds from note payable                                  1,500                -             66,500
        Sale of Common Stock                                            -                -             11,200
        Repurchase of Common Stock                                      -           (8,750)            (8,750)
                                                              --------------   ------------      --------------

        Net cash provided by (used in) financing activities         1,500           (8,750)            68,950
                                                              --------------   ------------      --------------

NET INCREASE (DECREASE) IN CASH                                     1,418          (20,120)             1,689

CASH - BEGINNING OF PERIOD                                            271           29,910                  -
                                                              --------------   ------------      --------------
CASH - END OF PERIOD                                         $      1,689       $    9,790        $     1,689
                                                             ===============   ============      ==============


Reconciliation of Income in Net Assets to
Net Cash Provided by Operating Activities:

Net Loss from Development Stage Activities                   $     (5,976)      $  (13,241)       $   (73,589)
Reconciliation Adjustments
  Depreciation                                                        460              460              2,265
  (Iincrease) in Other Receivable                                       -             (250)              (250)
  (Increase) in Inventory                                               -                -             (2,509)
  Increase in Accrued Expenses                                      3,751                -              5,399
  Increase in Accrued Interest                                      1,683            1,661              6,022
                                                             --------------     ------------      -------------
Net cash provided by (used in) operating activities          $        (82)      $  (11,370)       $   (62,661)
                                                             ==============     ============      =============





The accompanying notes to financial statements are an integral part of these financial statements.

                GOOD BUDDY'S COFFEE EXPRESS, INC.
               (A Development Stage Enterprise)
                 NOTES TO FINANCIAL STATEMENTS
             For the Six Months Ended June 30, 2007


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

Inventory

Inventory, which consists primarily of restaurant goods, is stated at the lower of cost or market determined on a first in first out basis. There were no reserves for obsolescence at June 30, 2007 or June 30, 2006.

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

                GOOD BUDDY'S COFFEE EXPRESS, INC.
               (A Development Stage Enterprise)
                 NOTES TO FINANCIAL STATEMENTS
             For the Six Months Ended June 30, 2007



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


Fair Value of Financial Instruments

The carrying amounts of financial instruments including cash, accounts receivable, accounts payable and accrued expenses approximate fair value as of June 30, 2007 and June 30, 2006 as a result of the relatively short maturity of these instruments.

Note 3 - Fixed Assets

Fixed Assets are stated at cost less accumulated depreciation.
Expenditures for ordinary maintenance and repairs are charged to operations as incurred. Major additions and improvements are capitalized using the straight-line method over the estimated useful life of the asset.




                                           2007            2006      Estimated
                                                                    Useful Life

        Resturant Equipment   ........    $  1,300        $1,300        5 yrs
        Equipment  ...................       1,000         1,000        5 years
        Computers  ...................       2,300         2,300        5 years
                                          ---------       ------
                                             4,600         4,600
        Less: Accumulated Depreciation       2,265         1,375
                                          ---------       ------
        Net Fixed Assets                  $  2,335        $3,485
                                          =========       ======


Note 4 - Notes Payable

The Company has issued unsecured promissory notes to unrelated individuals. No demand has been placed or is anticipated to be placed as of June 30, 2007, and therefore, they have been classified as long term debt. The detail of the long term debt is as follows:





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
                                                =========       =========



                GOOD BUDDY'S COFFEE EXPRESS, INC.
               (A Development Stage Enterprise)
                 NOTES TO FINANCIAL STATEMENTS
             For the Six Months Ended June 30, 2007


Note 5 - Stockholders Equity

In the first quarter of 2006 the Company repurchased 206,250 shares of the common stock outstanding for an amount of $8,750. The shares were retired as opposed to being placed into treasury stock.

Note 6 - Income Taxes

The reconciliation of the statutory Federal income tax rate to the effective tax rate for the three months ended June 30, 2007 and June 30, 2006 are as follows:

                                   June 30, 2007         June 30, 2006
                                 ----------------     -----------------
                                 Amount     Rate      Amount        Rate
                                 ------     ----      ------        ----
Income Taxes at Statutory Rate   $(11,038)  -15.0%     $(8,133)     -15.0%

Increase (Decrease) in taxes
Valuation Allowance                11,038    15.0%       8,133       15.0%
                                 --------    -----     -------       -----
                                 $   -       0.0%     $   -          0.0%
                                 =======    =====     =======       =====



The major components of deferred tax assets are as follows:

                                       --------------     -----------------
                                        June 30, 2007       June 30, 2006
                                       --------------     -----------------

Deferred tax assets


  Net operating loss carry forward      $  (73,589)         $   (54,223)

Valuation allowance                         73,589               54,223
                                        -----------         ------------

Net deferred tax assets                 $      -            $       -




Note 7 - Going Concern

The Company has no revenues to date. Since its inception the Company has been dependent upon the receipt of capital investment to fund its continuing activities. In addition to the normal risks associated with a new business venture, there can be no assurance that the Company's business plan will be successfully executed. As has been stated, an insignificant amount of funds have been raised to date. In order to raise the necessary capital to commence its planned principal operations and to implement its business plan, the Company's management plans to prepare and file a registration statement with the Securities & Exchange Commission and attempt to consummate a self-underwritten public offering of its common stock. The Company's ability to execute its business model will depend on its ability to obtain additional financing and achieve a profitable level of operations. There can be no assurance that sufficient financing will be obtained. Nor can any assurance be made that the Company will generate substantial revenues or that the business operations will prove to be profitable.

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

Our plan of operation is materially dependent on our ability to raise additional working capital. We currently have $1,000 on hand. Our operations to date have been focused on developing our brand name and attempting to establish strategic relationships with providers of gourmet coffees, teas, pastries and bakery items. We have not yet developed any strategic relationships with third parties. For the next twelve months, we anticipate that our day-to-day expenses will average approximately $1,000 per month until and unless we secure our first location. We currently have sufficient capital to finance these minimal operations for at least twelve months. We believe that our expenses will significantly increase once we begin renovating and developing our first location.

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

Critical Accounting Policies

The Company's financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States ("GAAP"). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 1 of our financial statements. While all these significant accounting policies impact its financial condition and results of operations, the Company views certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on its financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our results of operations, financial position or liquidity for the periods presented in this report.

Recent Accounting Pronouncements

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



                       GOOD BUDDY'S COFFEE EXPRESS, INC.

August 17, 2007         By: /s/ Scott Massey
                            ---------------------------
                                Scott Massey
                                Principal Executive Officer,
                                President, Principal Financial
                                Officer, Principal Accounting
                                Officer and Director