Form 10QSB
period 2007-09-30
GOOD BUDDYS COFFEE EXPRESS INC
filed 2007-11-26
CIK 1221749

U.S. SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                              FORM 10-QSB

[X]  QUARTERLY  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended September 30, 2007

or

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

Item 5. Other Information

Item 6. Exhibits

                       Good Buddy's Coffee Express, Inc.

                        (A DEVELOPMENT STAGE COMPANY)



PART I - FINANACIAL INFORMATION


ITEM 1	FINANCIAL INFORMATION












Table of Contents



										   	      Page No.

        Independent Review  Report.......................       2

        Balance Sheet    ................................       3

        Income Statement   ..............................       4

        Statement of Changes in Stockholders' Equity.....       5

        Statement of Cash Flows  ........................       6

        Notes to Financial Statements  ..................       7

                          LIEBERMAN & ASSOCIATES P.A.
                          CERTIFIED PUBLIC ACCOUNTANT
         800 E. Cypress Creek Rd. Suite 200 Ft. Lauderdale, FL 33334
                            Office  (954) 491-0411
                              Fax   (954) 491-0211

Auditing                        Accounting             Taxes
Condominium Accounting       Financial Management      Consulting




To the Board of Directors and Stockholders
Good Buddy's Coffee Express, Inc.
Blythewood, SC 29016

We have reviewed the accompanying Balance Sheet of Good Buddy's Coffee Express, Inc. as of September 30, 2007 and September 30, 2006, and the related Statements of Income, Changes in Stockholders' Equity and Cash Flows for the six months then ended. These interim financial statements are the responsibility of the Company's management.

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



//Lieberman & Associates//

Lieberman & Associates, P.A.
Ft. Lauderdale, Florida
November 14, 2007

                         GOOD BUDDY'S COFFEE EXPRESS,INC.
                        (A Developmental Stage Enterprise)
                                   BALANCE SHEET
                                  As of September 30,







                                                          2007           2006
                                                       ------------    --------

                            ASSETS
                            ------

Current Assets

     Cash                                              $     176      $   2,173
     Other Receivable                                        250            250
     Inventory                                             2,509          2,508
                                                       ------------    --------

        Total Current Assets                               2,935          4,931
                                                       ------------    --------

     Net Fixed Assets                                      2,105          3,025
                                                       ------------    --------

        Total Assets                                   $   5,040       $  7,956
                                                       ============    ========


                    LIABILITIES AND STOCKHOLDERS' EQUITY

Long Term Liabilities
Current Liabilities
   Accrued Interest                                    $   6,860      $  3,503
   Accrued Expenses                                        5,400         1,649
                                                       ------------  ---------
   Total Current Liabilities                              12,260         5,152
                                                       ------------  ---------
     Note payable                                      $  66,500      $ 65,000
                                                       ------------  ---------

        Total Liabilities                                 78,760        70,152
                                                       ------------  ---------

Stockholders' Equity

   Preferred stock, $.0001 par value, 5,000,000 shares
   authorized, no shares issued and outstanding
   as of September 30, 2007 and September 30, 2006           -             -

   Common stock, $.0001 par value, 20,000,000 shares
   authorized, 2,343,750 shares issued and outstanding
   as of September 30, 2007 and September 30,
   2006 respectively                                         234           234

   Additional paid in capital                              2,216         2,216

   Accumulated Deficit during the development stage      (76,170)      (64,646)
                                                        -----------   ---------
       Total Stockholders' Equity                        (73,720)      (62,196)
                                                       -----------   ---------

        Total Liabilities and Stockholders' Equity      $  5,040      $  7,956
                                                       ===========   ==========


      The accompanying notes to financial statements are an integral part of these financial statements.

                        GOOD BUDDY'S COFFEE EXPRESS, INC.
                        (A Development Stage Enterprise)
                                INCOME STATEMENT
                      FOR THE NINE MONTHS ENDED SEPTEMBER 30,



                                                                                        February 1, 2002
                                                                                          (Inception)
                                                                                           Through
                                                                                         September 30,
                                                      2007               2006               2007
                                                    -------------     --------------    ----------------
Revenues                                           $      -          $       -            $      -

Administrative expenses                                 8,556             19,922              76,170
                                                  -------------     --------------       -------------

Net (Loss)                                         $   (8,556)       $   (19,922)         $  (76,170)
                                                  =============     ==============       =============

Basic net loss per common share                    $    (0.00)       $     (0.01)         $    (0.03)
                                                  =============     ==============       =============

Weighted Average of Common Shares Outstanding        2,343,750          2,338,462          2,343,750
                                                  =============     ==============       =============




The accompanying notes to financial statements are an integral part of these financial statements.

                      GOOD BUDDY'S COFFEE EXPRESS, INC.
                      (A Development Stage Enterprise)
                     STATEMENT OF STOCKHOLDERS' EQUITY
                       AS OF SEPTEMBER 30, 2007






                                                Par Value      Paid-In         Retained
                                 Shares          $.0001        Capital         Earnings     Total
                                --------       ----------     ----------    -----------    --------

February 1, 2002
Restricted common
shares issued to
President for expenses          2,000,000      $     200       $    -        $     -        $   200

December 31, 2002 - Net (Loss)      -                 -             -            (200)         (200)
                                --------       ----------     ----------    -----------    --------

December 31, 2002 - Balance     2,000,000            200            -            (200)           -

restricted Shares to
Various investors                 550,000             55         10,945            -         11,000

December 31, 2003 - Net (Loss)      -                 -             -          (6,669)       (6,669)
                                ---------      -----------    -----------    -----------   ---------

December 31, 2003 - Balance     2,550,000            255         10,945        (6,869)        4,331

December 31, 2004 - Net (Loss)      -                 -             -          (9,272)       (9,272)
                                ---------      -----------    -----------    -----------   ---------

December 31, 2004               2,550,000            255         10,945       (16,141)       (4,941)

December 31, 2005 - Net (Loss)      -                 -             -         (28,583)      (28,583)
                                ---------      -----------    -----------    -----------   ---------

December 31, 2005               2,550,000            255         10,945      $(44,724)     $(33,524)

February 2006 repurchase
of stock                         (106,250)           (11)        (6,739)                     (6,750)

March 2006 repurchase
of stock                         (100,000)           (10)        (1,990)                     (2,000)

December 31, 2006 - Net (Loss)                                                (22,889)      (22,889)
                                ---------      -----------    -----------    -----------   ---------
December 31, 2006 - Balance     2,343,750            234          2,216       (67,613)      (65,164)

September 30, 2007 - Net (Loss)     -                 -             -          (8,556)       (8,556)
                                ---------      -----------    -----------    -----------   ---------
September 30, 2007 - Balance    2,343,750      $     234      $   2,216      $(76,170)     $(73,721)
                                =========      ===========    ===========    ===========   =========



The accompanying notes to financial statements are an integral part of these financial statements.

                       GOOD BUDDY'S COFFEE EXPRESS, INC.
                       (A Developmental Stage Enterprise)
                              CASH FLOW STATEMENT
                   FOR THE NINE MONTHS ENDED SEPTEMBER 30,



                                                                                                 February 1, 2002
                                                                                                 (Inception)
                                                               Ended June 30,     Ended June 30,   Through
                                                                   2007               2006       June 30, 2007
                                                               -------------     --------------  -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
        Cash paid to suppliers                                 $   (1,595)       $ (18,986)       $   (64,175)
                                                              --------------    -------------    ---------------
        Net cash provided by (used in) operating activities        (1,595)         (18,986)           (64,175)
                                                              --------------    -------------    ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
        Purchase of Equipment                                           -                -             (4,600)
                                                              --------------    -------------    ---------------
        Net cash used in investing activiites                           -                -             (4,600)

CASH FLOWS FROM FINANCING ACTIVITIES
        Proceeds from note payable                                  1,500                -             66,500
        Sale of Common Stock                                            -                -             11,200
        Repurchase of Common Stock                                      -           (8,750)            (8,750)
                                                              --------------   ------------      --------------

        Net cash provided by (used in) financing activities         1,500           (8,750)            68,950
                                                              --------------   ------------      --------------

NET INCREASE (DECREASE) IN CASH                                       (95)         (27,736)               175

CASH - BEGINNING OF PERIOD                                            272           29,909                  -
                                                              --------------   ------------      --------------
CASH - END OF PERIOD                                         $        177       $    2,173        $       175
                                                             ===============   ============      ==============


Reconciliation of Income in Net Assets to
Net Cash Provided by Operating Activities:

Net Loss from Development Stage Activities                   $     (8,556)      $  (19,922)       $   (76,170)
Reconciliation Adjustments
  Depreciation                                                        690              690              2,495
  (Iincrease) in Other Receivable                                       -             (250)              (250)
  (Increase) in Inventory                                               -                1             (2,509)
  Increase in Accrued Expenses                                      3,751                -              5,399
  Increase in Accrued Interest                                      2,520              495              6,859
                                                             --------------     ------------      -------------
Net cash provided by (used in) operating activities          $     (1,595)      $  (18,986)       $   (64,175)
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

Inventory

Inventory, which consists primarily of restaurant goods, is stated at the lower of cost or market determined on a first in first out basis. There were no reserves for obsolescence at September 30, 2007 or September 30, 2006.

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


Fair Value of Financial Instruments

The carrying amounts of financial instruments including cash, accounts receivable, accounts payable and accrued expenses approximate fair value as of September 30, 2007 and September 30, 2006, as a result of the relatively short maturity of these instruments.

Note 3 - Fixed Assets

Fixed Assets are stated at cost less accumulated depreciation.
Expenditures for ordinary maintenance and repairs are charged to operations as incurred. Major additions and improvements are capitalized using the straight-line method over the estimated useful life of the asset.




                                           2007            2006      Estimated
                                                                    Useful Life

        Resturant Equipment   ........    $  1,300        $1,300        5 yrs
        Equipment  ...................       1,000         1,000        5 years
        Computers  ...................       2,300         2,300        5 years
                                          ---------       ------
                                             4,600         4,600
        Less: Accumulated Depreciation       2,495         1,575
                                          ---------       ------
        Net Fixed Assets                  $  2,105        $3,025
                                          =========       ======


Note 4 - Notes Payable

The Company has issued unsecured promissory notes to unrelated individuals. No demand has been placed or is anticipated to be placed as of Septmeber 30, 2007, and therefore, it has been classified as long term debt. The detail of the long term debt as of September 30, 2007 is as follows:





                                                Principal       Principal      Interest Rate
                                                  2007            2006
                                                ---------       ---------
November 28, 2003 - Due June 1, 2009            $15,000         $15,000         5% per annum
February 5, 2005 - Demand Note                   50,000          50,000         5% per annum
September 2007 - Demand Note                      1,500              -          Non-interest bearing
                                                ---------       ---------
Total Debt                                       66,500          65,000

Less Current Portion                                 -               -
Long Term Debt                                  $66,500         $65,000
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

Note 6 - Income Taxes

The reconciliation of the statutory Federal income tax rate to the effective tax rate for the three months ended September 30, 2007 and September 30, 2006 are as follows:

                                September 30, 2007    September 30, 2006
                                ------------------    ------------------
                                 Amount     Rate      Amount        Rate
                                 ------     ----      ------        ----
Income Taxes at Statutory Rate   $(11,425)  -15.0%     $(8,133)     -15.0%

Increase (Decrease) in taxes
Valuation Allowance                11,425    15.0%       8,133       15.0%
                                 --------    -----     -------       -----
                                 $   -       0.0%     $   -          0.0%
                                 =======    =====     =======       =====



The major components of deferred tax assets are as follows:

                                     ------------------   ------------------
                                     September 30, 2007   September 30, 2006
                                     ------------------   ------------------

Deferred tax assets


  Net operating loss carry forward      $  (76,170)         $   (54,223)

Valuation allowance                         76,170               54,223
                                        -----------         ------------

Net deferred tax assets                 $      -            $       -




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

the company conducted three marketing events in late 2006 and early
2007 with host speakers and individuals attending events that debated various topics. Attendance grew out of the viral networking and drove traffic to a rented facility. The Company catered the events at no cost to the attendees but monitored their activity and solicited comments from them. Coffee was a mandatory need as well as other services but a branded label would serve better than a non-branded label with Starbucks. Starbucks put in three new stores and cut off a down town venue that was being primed for this market and this approach. The Company contemplated with ideas of making it a mobile vehicle and a traveling forum for debate and discussion groups with themes and speakers tested and marketed. Attended a series of debates with the USC Political Science Club and their affiliates to see if this would be a good group to market through. Attendance was solid but working with the University to take on specific catering / debate hosting contracts was very difficult and not profitable in the end of the discussion without a branded identity. Sought an off-site location to lease these types of venue while we identify a suitable long term site but then lost the allure of the University and its sanction.


We are in the process of locating a suitable location for our initial cafe. At this time we have not entered into any agreements to locate our operations. We anticipate that we will need to build the location to suit our needs. \ Our initial retail location will be designed to provide the customer with an easy process of ordering and receiving gourmet coffee and pastries while having the option of remaining in their automobile or entering the establishment.. We plan to install in each location coffee brewing equipment, including an espresso machine and an automatic coffee grinder, and other additional related equipment. We will also attempt to enter into arrangements that will allow us to offer pastries and other related products. We will need to raise additional capital in order to finance our initial cafe.

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



                       GOOD BUDDY'S COFFEE EXPRESS, INC.

November 26, 2007       By: /s/ Scott Massey
                            ---------------------------
                                Scott Massey
                                Principal Executive Officer,
                                President, Principal Financial
                                Officer, Principal Accounting
                                Officer and Director