Form 10KSB
period 2007-12-31
GOOD BUDDYS COFFEE EXPRESS INC
filed 2008-04-10
CIK 1221749

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                 FORM 10-KSB

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2007

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

     The Company's revenues for the year ended December 31, 2007 were $0.

     As of April 9, 2008, the aggregate market value of the voting stock held by non-affiliates of the registrant (based on a value of $.02 per share) on April 9, 2008 was $42,375.

     As of April 9, 2008, there were 7,031,250 shares of the registrant's Common Stock outstanding.

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

We are still committed to launching our original plan and operations as detailed below but see an opportunity to achieve revenue more quickly through a simple distribution arrangement with Starbucks. We have also considered approaching Starbucks as a supplier of their branded coffee in our facilities through their service offerings
available via Starbucks Business Services as it offers the unique taste we have not been able to develop and the name it holds is a draw in itself to add to the strategy of community involvement
and market uniqueness.    In 2007 we sought to do this at the
University of South Carolina but the University's existing vendor contracts disabled the initiative through 2010. The talks did allow us to gain a relationship with Starbucks that has opened up opportunities in Africa and in our home market of South Carolina. We are confident that 2008 will see revenue events through these two initiatives.



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

The design of our building will incorporate four aspects.
The first aspect will be the drive thru. Easy flow of traffic through the parking lot to the ordering window and out the exit is the desired goal. We will utilize LTC Architects LLC, of Columbia, SC to help develop and design our sites in Columbia. We have not entered into any agreements with this architect or any related entities regarding our plans.
The second aspect is the debate and evening forum area.
We will call this the Agora after the ancient Greek word for meeting place. This will be a room that can host 25-30 people in a cozy setting able to consume coffee and pastries while hearing a talk or debate or speaker. The third aspect is a 4-500 square foot area for business presentations and general social gatherings of customers. The fourth and central aspect is the coffee and food area. We will set this up as a counter from where people can walk up and order as well as a minimal waiting staff can place orders for seated customers during events. The total space requirement will be approximately 1500-2000 square feet.


Item 3. LEGAL PROCEEDINGS

     We are not party to any legal proceedings as of the date of this prospectus.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

PART II.

Item 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

There is no established public market for our common stock. Although we have been approved for quotation by the OTC Bulletin Board, no quotation has been posted and no shares or our common stock have traded. There can be no assurance that any market for our stock will ever develop or, if developed, will be sustained.

As of March 31, 2008, there were 33 shareholders of record of our common stock and a total of 2,343,750 shares outstanding.
We declared a 3 for one split of our common stock that was effective on April 1, 2008 for shareholders of record on March 31, 2008. As of such date there are now 7,031,250 shares outstanding.


We have not issued any options or warrants to purchase common stock or any other class of our securities.


Recent Sales Of Unregistered Securities

The Company has not had any recent sales of unregistered securities during the fiscal year ended December 31, 2007.

Issuer Purchases Of Equity Securities

During the year ended December 31, 2006, the Company repurchased
206,250 shares of its outstanding common stock from unaffiliated shareholders for a total amount of $8,750. The shares were retired.


Equity Compensation Plan Information

The Company does not have an Equity Compensation Plan.

Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

We have not generated any revenues from our operations. To effectuate our primary business plan during the next twelve months, we must raise funding, locate a suitable location for our planned drive thru cafe, market our products and services and develop our brand image. We have recently developed additional plans to achieve revenue and believe that we will begin to be able to generate revenues during the second quarter of the year 2008. Any revenues we earn will be infused back into the company and used for working capital. If we are able to earn sufficient revenue, we intend to continue to develop and expand into other markets.

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
evening literary program and night attraction. This has been successfully implemented in a number of cities with the most popular being the Kraine Gallery Bar in Manhattan's East Village and the Ear Inn. We belive that hosting popular literary figures reading their work three days a week, an active debate series and then a developing artists forum will add a true community aspect to our for profit business. The goal is to attract the local university and academic members of the community. They will be very apt to buy and consume large amounts of our products and develop into a very loyal customer base and consistent revenue source. We will use the draw of local authors to open the literary crowd and also host a forum by publishing in the newspaper a contest to submit articles for a contest with the winner reading their work in the cafe,. The overall goal is publicity to draw a crowd and being an active member of the community to gain a loyal customer base. 4. Starbucks has authorized us to distribute its coffee into sub-Saharan Africa and we have begun a pilot program which we believe will allow us to achieve revenue beginning in the second quarter of 2008.

Since our inception in February 2002 we have sought a community identity in the Columbia, South Carolina area with unique blends of coffee in equal unique venues. We have spent time developing the proper blends and tastes we want to offer to our prospective customer's.

We have done market research to learn what will give the
consumer a reason too choose Good Buddy's over the many other choices in the market place. In January 2007 we held a marketing venue with a speaker in Forest Acres in Columbia, SC. Also in January 2007 we held a marketing venue with a speaker in downtown Columbia, SC.
In February 2007 we held similar events on the campus of the
University of South Carolina.   In May 2007 we started negotiations
with the University of South Carolina student affairs department about catering their events. In August 2007 the issuer hosted a table at the One Campaign rally in downtown Columbia, SC. At the event we handed out our beverages, iced coffees. We subsequently began talks with two other University of South Carolina student organizations (Foundation for the Defense of Democracy and the Indian Student Organization) to cater their events.

In March 2007 we engaged Cubby Culberson a real estate developer in downtown Columbia, SC. to scout locations for our first location. Two locations were identified as prime spots for development. (Forest Drive and Gervais in the Vista) both locations were ultimately developed by Starbucks Corporation before we could raise sufficient funding.

In 2008 we have become a distributor of Starbucks coffee into the sub-Saharan Africa region. Our President, Scott Massey has been working on a number of relationships that have been requesting Starbucks branded coffee into the region. Starbucks corporate has been reluctant to expand into any new regions as internal issues well covered by major publications have already discussed. We contacted Starbucks and received permission to distribute Starbucks into the region in February 2008. The first samples were taken to Pretoria and Johannesburg and were well received. Currently a pilot program is underway with a resort hotel to provide the coffee into the region.

We are still committed to launching our original plan and operations but see an opportunity to deliver revenue through a simple distribution arrangement with Starbucks. We have also considered approaching Starbucks as a supplier of their branded coffee in our facilities through their service offerings available via Starbucks Business Services as it offers the unique taste we have not been able to develop and the name it holds is a draw in itself to add to the strategy of community involvement and market uniqueness.
In 2007 we sought to do this at the University of South Carolina but the Universities existing c vendor contracts disabled the initiative through 2010. The talks did allow us to gain a relationship with Starbucks that has opened up the other two opportunities in Africa and in our home market of South Carolina. We believe that we will begin realizing revenue from these two initiatives beginning in the second quarter of 2008.


While we begin this process, we continue to seek a suitable location for our initial cafe. We anticipate that we will need to build the location to suit our needs.

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

On September 1, 2007 our Chief Executive Officer loaned the company $3,000. According to the terms of the loan, the loan amount accrues interest at a rate of 5% per annum. The loan is payable upon the demand of the holder.

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

Our plan of operation is materially dependent on our ability to raise additional working capital. At December 31, 2007, we had no on hand. In March 2007 an unaffiliated individual loaned us $15,000 and indicated a willingness to invest additional funds. We are in the process of negotiating with such individual and hope to reach an agreement through which he would make an additional investment into our company.

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

We will not be able to secure a location of our initial cafe until we receive significant additional investments. We anticipate that we will need to build the location to suit our planned operations. We anticipate that it will take approximately 3 months to complete depending on the condition of the location. However, it is difficult to predict the exact timetable as the degree of build out and development depends on the condition of the property.
Our forecast for the period within which we will be successful in establishing our initial cafe location involves risks and uncertainties and actual results could fail as a result of a number of factors, both foreseen and unforeseen. In establishing our initial cafe, we expect to incur the following expenses:

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








                             GOOD BUDDY'S COFFEE
                                EXPRESS, INC.
                             Financial Statements
                                     As of
                              December 31, 2007

                      Good Buddy's Coffee Express, Inc.




                              Table of Contents



										   	      Page No.

        Independent Review Report   .......................     1

        Balance Sheet    ..................................     2

        Statement of Operations   .........................     3

        Statement of Stockholders' Equity .................     4

        Statement of Cash Flows  ..........................     5

        Notes to Financial Statements  ....................     6-9

                          LIEBERMAN & ASSOCIATES P.A.
                          CERTIFIED PUBLIC ACCOUNTANT
         800 E. Cypress Creek Rd. Suite 200 Ft. Lauderdale, FL 33334
                            Office  (954) 491-0411
                              Fax   (954) 491-0211

Auditing                        Accounting             Taxes
Condominium Accounting       Financial Management      Consulting



To the Board of Directors and Stockholders
Good Buddy's Coffee Express, Inc.
Blythewood, SC 29016


We have audited the accompanying balance sheets of Good Buddy's Coffee Express, Inc. as of December 31, 2007 and December 31, 2006 and the related income statements, stockholder's deficit and cash flows for the period ended December 31, 2007 and 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Good Buddy's Coffee Express, Inc. as of December 31, 2007 and December 31, 2006 and the related income statements, shareholders' deficit, and cash flows for the period ended December 31, 2007 and December 31, 2006, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company has suffered recurring losses from development stage operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


//Lieberman & Associates//

Lieberman & Associates, P.A.
Ft. Lauderdale, Florida
March 27, 2008

                         GOOD BUDDY'S COFFEE EXPRESS,INC.
                        (A Developmental Stage Enterprise)
                                   BALANCE SHEETS
                                 As of December 31,







                                                          2007          2006
                                                      ------------   ---------

                            ASSETS
                            ------

Current Assets

     Cash                                             $    (390)     $     273
     Other Receivable                                       250            250
     Inventory                                              -            2,508
                                                      ------------   ---------

        Total Current Assets                               (140)         3,031
                                                      ------------   ---------

     Net Fixed Assets                                     1,875          2,795
                                                      ------------    --------
        Total Assets                                  $   1,735       $  5,826
                                                      ============    ========


                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Accounts Payable                                 $   2,200       $    -
     Accrued Interest                                     7,640       $  4,340
     Accrued Expenses                                     2,500          4,149
                                                      ------------    --------
        Total Current Liabilities                        12,340          8,489
                                                      ------------    --------
     Note Payable                                        68,000         65,000
                                                      ------------   ---------

        Total Liabilities                                80,340         73,489
                                                      ------------   ---------

Stockholders' Equity
   Preferred stock, $.0001 par value, 5,000,000 shares
   authorized, no shares issued and outstanding
   as of December 31, 2007 and December 31, 2006            -              -
   Common stock, $.0001 par value, 20,000,000 shares
   authorized, 2,343,750 shares issued
   and outstanding as of December 31, 2007 and
   December 31, 2006, respectively                          234            234
   Additional paid in capital                             2,216          2,216
   Accumulated Deficit during development stage         (81,055)       (70,113)
                                                      -----------    ---------

        Total Stockholders' Equity                      (78,605)       (67,663)
                                                      -----------    ---------

        Total Liabilities and Stockholders' Equity     $  1,735      $  5,826
                                                      ===========    =========


      The accompanying notes to financial statements are an integral part of these financial statements.

                        GOOD BUDDY'S COFFEE EXPRESS, INC.
                        (A Development Stage Enterprise)
                             INCOME STATEMENT


                    For The Year Ending December 31,




                                                                                       February 1
                                                                                         2002
                                                                                      (Inception)
                                                                                        Through
                                                                                       December 31,
                                                      2007               2006            2007
                                                    -------------     --------------   ------------
Revenues                                           $      -          $       -        $      -

Administrative expenses                                12,592             25,389          81,055
                                                    -------------     --------------   ------------

Net (Loss)                                         $  (12,592)       $   (25,389)     $  (81,055)
                                                    =============     ==============   ============

Basic net loss per common share                    $    (0.01)       $    (0.01)      $    (0.03)
                                                    =============     ==============   ============

Weighted Average of Common Shares Outstanding        2,343,750          2,338,462       2,343,750
                                                    =============     ==============   ============




The accompanying notes to financial statements are an integral part of these financial statements.

                      GOOD BUDDY'S COFFEE EXPRESS, INC.
                      (A Development Stage Enterprise)
                     STATEMENT OF STOCKHOLDERS' EQUITY
                         AS OF DECEMBER 31, 2007






                                                Par Value      Paid-In         Retained
                                 Shares          $.0001        Capital         Earnings     Total
                                --------       ----------     ----------    -----------    --------

February 1, 2002
Restricted common
shares issued to
President for expenses          2,000,000      $     200       $    -        $     -        $   200

December 31, 2002 - Net (Loss)      -                 -             -            (200)         (200)
                                --------       ----------     ----------    -----------    --------

December 31, 2002 - Balance     2,000,000            200            -            (200)           -

February 15, 2003 Sales of
restricted Shares to
Various investors                 550,000             55         10,945            -         11,000

December 31, 2003 - Net (Loss)      -                 -             -          (6,669)       (6,669)
                                ---------      -----------    -----------    -----------   ---------

December 31, 2003 - Balance     2,550,000            255         10,945        (6,869)        4,331

December 31, 2004 - Net (Loss)      -                 -             -          (9,272)       (9,272)
                                ---------      -----------    -----------    -----------   ---------

December 31, 2004 - Balance     2,550,000            255         10,945       (16,141)       (4,941)

December 31, 2005 - Net (Loss)      -                 -             -         (28,583)      (28,583)
                                ---------      -----------    -----------    -----------   ---------

December 31, 2005 - Balance     2,550,000            255         10,945      $(44,724)     $(33,524)

February 2006 repurchase
of stock                         (106,250)           (11)        (6,739)                     (6,750)

March 2006 repurchase
of stock                         (100,000)           (10)        (1,990)                     (2,000)

December 31, 2006 - Net (Loss)                                                (25,389)      (25,389)
                                ---------      -----------    -----------    -----------   ---------
December 31, 2006 - Balance     2,343,750      $     234      $   2,216      $(70,113)     $(67,663)

Prior Year adjustment for
expense reversal                                                                1,650         1,650

December 31, 2007 - Net (Loss)      -                 -              -        (12,592)      (12,592)
                                ---------      -----------    -----------    -----------   ---------
December 31, 2007 - Balance     2,343,750      $     234      $   2,216      $(81,055)     $(78,606)
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

                       GOOD BUDDY'S COFFEE EXPRESS, INC.
                       (A Developmental Stage Enterprise)
                           STATEMENT OF CASH FLOWS
                        For the Years Ended December 31,


                                                                                               February 1,
                                                                                               2002
                                                                                               (Inception)
                                                                                               Through
                                                                                               December 31,
                                                               2007            2006            2007
                                                              --------------   ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
        Cash paid to suppliers                                 $   (3,663)     $  (20,886)      $ (66,240)
                                                              --------------   ------------    ------------

        Net cash provided by (used in) operating activities        (3,663)        (20,886)        (66,240)
                                                              --------------   ------------    ------------



CASH FLOWS FROM INVESTING ACTIVITIES
       Purchase of Equipment                                           -             -             (4,600)
                                                              -------------    ------------   -------------
       Net Cash used in investing activities                           -             -             (4,600)
                                                              -------------    ------------   -------------
CASH FLOWS FROM FINANCING ACTIVITIES
        Proceeds from note payable                                   3,000            -            68,000
        Sale of Common Stock                                           -              -            11,200
        Repurchase of Common Stock                                     -           (8,750)         (8,750)
                                                              --------------   ------------   -------------

        Net cash provided by (used in) financing activities          3,000         (8,750)         70,450
                                                              --------------   ------------   -------------

NET INCREASE (DECREASE) IN CASH                                       (663)       (29,636)           (390)

CASH BEGINNING OF PERIOD                                               272         29,909              -
                                                              --------------   ------------   -------------

CASH END OF PERIOD                                           $        (391)      $    273      $     (390)
                                                             ===============   ============   =============



Reconciliation of Income in Net Assets to Net
Cash Provided by Operating Activities:

Net Loss from Development Stage Activities                    $    (12,592)      $(25,389)     $  (81,055)
Non cash activities
  Depreciation                                                         920            920           2,725
  Prior year adjustment                                              1,650             -               -
  Writeoff of obsolete inventory                                     2,508             -               -
Reconciliation Adjustments
  (Increase) in Other Receivable                                        -            (250)           (250)
  Increase in Accounts Payable                                       2,200             -            2,200
  Increase in Accrued Expenses                                      (1,649)         2,500           2,500
  Increase in Accrued Interest                                       3,300          1,333           7,640
                                                             ---------------   ------------   -------------
  Net cash provided by (used in) operating activities         $     (3,663)     $ (20,886)     $  (66,240)
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

Inventory

Inventory, which consists primarily of restaurant goods, is stated at the lower of cost or market determined on a first in first out basis. At December 31, 2007, management wrote off approximately $2,500 of inventory after making the determination that it was obsolete.

Accrued Expenses

At year end management recognizes an approximate expense for the audit of its financial records.

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

Fair Value of Financial Instruments

The carrying amounts of financial instruments including cash, accounts receivable, accounts payable and accrued expenses approximate fair value as of December 31, 2007 and 2006, as a result of the relatively short maturity of these instruments.

Note 3 - Fixed Assets

Fixed Assets are stated at cost less accumulated depreciation.
Expenditures for ordinary maintenance and repairs are charged to operations as incurred. Major additions and improvements are capitalized using the straight-line method over the estimated useful life of the asset.



                                           2007            2006      Estimated
                                                                    Useful Life

        Restaurant Equipment  ........    $  1,300        $1,300        5 yrs
        Equipment  ...................       1,000         1,000        5 yrs
        Computers  ...................       2,300         2,300        5 yrs
                                          ---------       ------
                                             4,600         4,600
        Less: Accumulated Depreciation       2,725         1,805
                                          ---------       ------
        Net Fixed Assets                  $  1,875        $2,795
                                          =========       ======



Note 4 - Notes Payable

The Company has issued unsecured promissory notes to unrelated individuals as of December 31, 2007. No demand has been placed or is anticipated to be placed, and therefore, they have been classified as long term debt. The detail of the long term debt is as follows:





                                                Principal       Principal      Interest Rate
                                                  2007            2006
                                                ---------       ---------
November 28, 2003 - Due June 1, 2009            $15,000         $15,000         5% per annum
February 5, 2005 - Demand Note                   50,000          50,000         5% per annum
September 1, 2007 - Stockholder Demand Loan       3,000            -
                                                ---------       ---------
Total Debt                                       68,000          65,000

Less Current Portion                                 -               -
Long Term Debt                                  $68,000         $65,000
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

GOOD BUDDY'S COFFEE EXPRESS, INC.
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS


Note 6 - Income Taxes

The reconciliation of the statutory Federal income tax rate to the effective tax rate for the year ended December 31, 2007 and the year ended December 31, 2006 are as follows:


                                         December 31,            December 31,
                                            2007                     2006

                                   Amount         Rate       Amount     Rate
                                  --------       ------     --------   ------
Income Taxes at Statutory Rate   $ (12,158)     -15.0%     $ (10,517)   -15.0%


Increase (Decrease) in taxes
Valuation Allowance                 12,158       15.0%        10,517     15.0%
                                  --------       ------     --------   ------
                                 $      -         0.0%            -       0.0%
                                  --------       ------     --------   ------


The major components of deferred tax assets are as follows:

                                           December 31, 2007  December 31, 2006


Deferred tax assets:

Net Operating Loss Carryover                   $ (81,055)           $ (70,113)

Valuation Allowance                               81,055               70,113
                                               ---------            ----------
Net Deferred tax assets                        $      -             $      -
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

Note 8 - Subsequent Events

On March 12, 2008 the Board of Directors voted unanimously for a 3 for 1 stock split, to be effective for stockholders of record on March 31, 2008. This will increase the number of outstanding shares of common stock from approximately 2,344,000 to 7,031,000 shares.

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

Directors and Executive Officers

Our directors, executive officers and key employees are as follows:

Name:                   Age             Position                Director since

Scott Massey            38              President and Chairman       2002

Phillips N. Dee         42              Director                     2002


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

Section 16(a) Beneficial Ownership Reporting Compliance

The Company is aware of the following directors, officers or beneficial owners of more than ten percent of the Company's
Common Stock that, during the fiscal year 2006 or for the fiscal year 2007, failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934.

  Scott Massey  Form 5
  Phil Dee      Form 5

Item 10.		EXECUTIVE COMPENSATION.


Employment Agreements

We have not entered into any employment agreements.


Summary Compensation Table

	The following table sets forth the total compensation accrued for the for the years ended December 31, 2007, 2006, 2005, 2004 and 2003 and for the period from inception through December 31, 2002 to our President, who was our sole executive officer at the end of our last fiscal year and.

Annual Compensation


The following table sets forth the compensation received by officers.





                                                        Other          Restricted    Securities             All
Name and                                                Annual         Stock         Underlying   LTIP      Other
Principal Position   Period            Salary  Bonus    Compensation   Awards        Options      Payouts   Compensation
------------------------------------------------------------------------------------------------------------------------


Scott Massey,      Inception through
President,              December        $0        -             -         -            -            -          -
                        31, 2002

                   Year Ended
                        December 31,    $0        -             -         -            -            -          -
                        2003

                   Year Ended
                        December 31,    $0        -             -         -            -            -          -
                        2004

                   Year Ended
                        December 31,    $0        -             -         -            -            -          -
                        2005

                   Year Ended
                        December 31,    $0        -             -         -            -            -          -
                        2006

                   Year Ended
                        December 31,    $0        -             -         -            -            -          -
                        2007



Stock Option Grants in the past fiscal year

We have not issued any grants of stock options in the past fiscal year.

Item 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding beneficial ownership of our common stock as of the March 31, 2008, by (i) those shareholders known to be the beneficial owners of more than five percent of the voting power of our outstanding capital stock, (ii) each director, and (iii) all executive officers and directors as a group:




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

     	The Company paid audit fees to its independent certified public accountant, Lieberman & Associates, P.A. in the amount of $2,500 for the year ended December 31, 2007 and $2,500 for the year ended December 31, 2006.
The Company also pays to the independent certified public accountants a fee of $500 per quarter for other services.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the date indicated below.


                       GOOD BUDDY'S COFFEE EXPRESS, INC.

April 9, 2008            By: /s/ Scott Massey
                            ---------------------------
                                Scott Massey
                                Principal Executive Officer,
                                President, Principal Financial
                                Officer, Principal Accounting
                                Officer and Director



	In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 9, 2008.


/s/ Scott Massey                Principal Executive Officer,
----------------                President, Principal Financial
                                Officer, Principal Accounting
                                Officer and Director

/s/ Phillips N. Dee             Director
-------------------