Form 10QSB
period 2008-03-31
GOOD BUDDYS COFFEE EXPRESS INC
filed 2008-05-13
CIK 1221749

U.S. SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                              FORM 10-QSB

[X]  QUARTERLY  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2008

or

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

The number of shares of the registrant's common stock, par value
$0.0001 per share, outstanding as of May 1, 2008 was 7,031,250 and there were 607 stockholders of record.

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

Auditing                        Accounting             Taxes
Condominium Accounting       Financial Management      Consulting




To the Board of Directors and Stockholders
Good Buddy's Coffee Express, Inc.
Blythewood, SC 29016

We have reviewed the accompanying Balance Sheet of Good Buddy's Coffee Express, Inc. as of March 31, 2008 and March 31, 2007, and the related Statements of Income, Changes in Stockholders' Equity and Cash Flows for the three months then ended. These interim financial statements are the responsibility of the Company's management.

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



//Lieberman & Associates//

Lieberman & Associates, P.A.
Ft. Lauderdale, Florida
May 9, 2008

                         GOOD BUDDY'S COFFEE EXPRESS,INC.
                        (A Developmental Stage Enterprise)
                                   BALANCE SHEET
                                  As of March 31,







                                                          2008           2007
                                                       ------------    --------

                            ASSETS
                            ------

Current Assets

     Cash                                              $   5,026      $   1,742
     Other Receivable                                        250            250
     Inventory                                               -            2,509
                                                       ------------    --------

        Total Current Assets                               5,276          4,501
                                                       ------------    --------

     Net Fixed Assets                                      1,645          2,565
                                                       ------------    --------

        Total Assets                                   $   6,921       $  7,066
                                                       ============    ========


                    LIABILITIES AND STOCKHOLDERS' EQUITY

Long Term Liabilities
Current Liabilities
   Accounts Payable                                    $   4,700      $    -
   Accrued Interest                                        8,490         5,180
   Accrued Expenses                                          500         4,900
                                                       ------------  ---------
   Total Current Liabilities                              13,690        10,080
                                                       ------------  ---------
     Note payable                                      $  73,416      $ 66,500
                                                       ------------  ---------

        Total Liabilities                                 87,106        76,580
                                                       ------------  ---------

Stockholders' Equity

   Preferred stock, $.0001 par value, 5,000,000 shares
   authorized, 0 shares issued and outstanding as of March
   31, 2008 and March 31, 2007, respectively                   -             -

   Common stock, $.0001 par value, 20,000,000 shares
   authorized, 7,031,250 shares issued and outstanding
   as of March 31, 2008 and March 31, 2006                   703           703

   Additional paid in capital                              1,747         1,747

   Accumulated Deficit during the development stage      (82,635)      (71,964)
                                                        -----------   ---------
       Total Stockholders' Equity                        (80,185)      (69,514)
                                                       -----------   ---------

        Total Liabilities and Stockholders' Equity      $  6,921      $  7,066
                                                       ===========   ==========


      The accompanying notes to financial statements are an integral part of these financial statements.

                        GOOD BUDDY'S COFFEE EXPRESS, INC.
                        (A Development Stage Enterprise)
                                INCOME STATEMENT




                                                                                        February 1, 2002
                                                    Three Months       Three Months     (Inception)
                                                     Ended                Ended            Through
                                                    March 31,          March 31,          March 31,
                                                      2008               2007               2008
                                                    -------------     --------------    ----------------
Revenues                                           $      -          $       -            $      -

Administrative expenses                                 1,580              4,351              82,635
                                                  -------------     --------------       -------------

Net (Loss)                                         $   (1,580)       $    (4,351)         $  (82,635)
                                                  =============     ==============       =============

Basic net loss per common share                    $    (0.00)       $     (0.00)         $    (0.04)
                                                  =============     ==============       =============

Weighted Average of Common Shares Outstanding        2,343,750          2,343,750          2,343,750
                                                  =============     ==============       =============




The accompanying notes to financial statements are an integral part of these financial statements.

                      GOOD BUDDY'S COFFEE EXPRESS, INC.
                      (A Development Stage Enterprise)
                     STATEMENT OF STOCKHOLDERS' EQUITY
                            AS OF MARCH 31, 2008






                                                Par Value      Paid-In         Retained
                                 Shares          $.0001        Capital         Earnings     Total
                                --------       ----------     ----------    -----------    --------

February 1, 2002
Restricted common
shares issued to
President for expenses          2,000,000      $     200       $    -        $     -        $   200

December 31, 2002 - Net (Loss)      -                 -             -            (200)         (200)
                                --------       ----------     ----------    -----------    --------

Dece,ber 31, 2002 - Balance     2,000,000            200            -            (200)           -

restricted Shares to
Various investors                 550,000             55         10,945            -         11,000

December 31, 2003 - Net (Loss)      -                 -             -          (6,669)       (6,669)
                                ---------      -----------    -----------    -----------   ---------

December 31, 2003 - Balance     2,550,000            255         10,945        (6,869)        4,331

December 31, 2004 - Net (Loss)      -                 -             -          (9,272)       (9,272)
                                ---------      -----------    -----------    -----------   ---------

December 31, 2004               2,550,000            255         10,945       (16,141)       (4,941)

December 31, 2005 - Net (Loss)      -                 -             -         (28,583)      (28,583)
                                ---------      -----------    -----------    -----------   ---------

December 31, 2005               2,550,000            255         10,945      $(44,724)     $(33,524)

February 2006 repurchase
of stock                         (106,250)           (11)        (6,739)        -            (6,750)

March 2006 repurchase                                                           -
of stock                         (100,000)           (10)        (1,990)                     (2,000)

December 31, 2006 - Net (Loss)     -              -              -            (25,389)      (25,389)
                                ---------      -----------    -----------    -----------   ---------
December 31, 2006 - Balance     2,343,750            234          2,216       (70,113)      (67,663)

Prior Year adjustment for           -              -              -             1,650         1,650
expense reversal

December 31, 2007 - Net (Loss)      -              -              -           (12,592)      (12,592)
                                ---------      -----------    -----------    -----------   ---------
December 31, 2007 - Balance     2,343,750            234          2,216       (81,055)      (78,605)

March 31, 2008 -
additional shares issued
resulting from a
3 for 1 Common Stock Split      4,687,500            469           (469)        -             -

March 31, 2008 - Net (Loss)         -              -              -            (1,580)       (1,580)
                                ---------      -----------    -----------    -----------   ---------
March 31, 2008 - Balance        7,031,250      $     703      $   1,747      $(82,635)     $(80,185)
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

                       GOOD BUDDY'S COFFEE EXPRESS, INC.
                       (A Developmental Stage Enterprise)
                           STATEMENT OF CASH FLOWS
                       For the Three Months Ended March 31,


                                                                                                 February 1, 2002
                                                                                                 (Inception)
                                                                                                 Through
                                                                   2008               2007       March 31, 2008
                                                               -------------     --------------  -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
        Cash paid to suppliers                                 $        -        $     (29)       $   (66,240)
                                                              --------------    -------------    ---------------
        Net cash provided by (used in) operating activities             -              (29)           (66,240)
                                                              --------------    -------------    ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
        Purchase of Equipment                                           -                -             (4,600)
                                                              --------------    -------------    ---------------
        Net cash used in investing activiites                           -                -             (4,600)

CASH FLOWS FROM FINANCING ACTIVITIES
        Proceeds from note payable                                  5,416            1,500             73,416
        Sale of Common Stock                                            -                -             11,200
        Repurchase of Common Stock                                      -                -             (8,750)
                                                              --------------   ------------      --------------

        Net cash provided by (used in) financing activities         5,416            1,500             75,866
                                                              --------------   ------------      --------------

NET INCREASE (DECREASE) IN CASH                                     5,416            1,471              5,026

CASH - BEGINNING OF PERIOD                                           (390)             271                  -
                                                              --------------   ------------      --------------
CASH - END OF PERIOD                                         $      5,026       $    1,742        $     5,026
                                                             ===============   ============      ==============


Reconciliation of Income in Net Assets to
Net Cash Provided by Operating Activities:

Net Loss from Development Stage Activities                   $     (1,580)      $   (4,351)       $   (82,635)
Reconciliation Adjustments
  Depreciation                                                        230              230              2,955
  (Iincrease) in Other Receivable                                       -             (250)              (250)
  (Increase) in Inventory                                           2,500                -              4,700
  Increase in Accrued Expenses                                     (2,000)               -                500
  Increase in Accrued Interest                                        850              829              8,490
                                                             --------------     ------------      -------------
Net cash provided by (used in) operating activities          $          -       $   (8,690)       $   (66,240)
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

Accrued Expenses

At year end management recognizes an appropriate expense for the audit of its financial records.


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


Fair Value of Financial Instruments

The carrying amounts of financial instruments including cash, accounts receivable, accounts payable and accrued expenses approximate fair value as of March 31, 2008 and 2007, as a result of the relatively short maturity of these instruments.

Note 3 - Fixed Assets

Fixed Assets are stated at cost less accumulated depreciation.
Expenditures for ordinary maintenance and repairs are charged to operations as incurred. Major additions and improvements are capitalized using the straight-line method over the estimated useful life of the asset.




                                           2008            2007      Estimated
                                                                    Useful Life

        Resturant Equipment   ........    $  1,300        $1,300        5 yrs
        Equipment  ...................       1,000         1,000        5 years
        Computers  ...................       2,300         2,300        5 years
                                          ---------       ------
                                             4,600         4,600
        Less: Accumulated Depreciation       2,955         2,035
                                          ---------       ------
        Net Fixed Assets                  $  1,645        $2,565
                                          =========       ======


Note 4 - Notes Payable

The Company has issued unsecured promissory notes to unrelated individuals as of March 31, 2008. No demand has been placed or is anticipated to be placed and therefore, they has been classified as long term debt. The detail of the long term debt is as follows:





                                                Principal       Principal      Interest Rate
                                                  2008            2007
                                                ---------       ---------
November 28, 2003 - Due June 1, 2009            $15,000         $15,000         5% per annum
February 5, 2005 - Demand Note                   50,000          50,000         5% per annum
Stockholder Demand Note                           8,415           1 500         Non-interest bearing
                                                ---------       ---------
Total Debt                                       73,415          66,500

Less Current Portion                                 -               -
Long Term Debt                                  $73,415         $66,500
                                                =========       =========


Interest expense for the quarter ending
March 31,                                       $   850         $   841



                GOOD BUDDY'S COFFEE EXPRESS, INC.
               (A Development Stage Enterprise)
                 NOTES TO FINANCIAL STATEMENTS




Note 5 - Income Taxes

The reconciliation of the statutory Federal income tax rate to the effective tax rate for the three (3) months ended March 31, 2008 and March 31, 2007 are as follows:

                                  March 31, 2008      March 31, 2007
                                 ----------------     -----------------
                                 Amount     Rate      Amount        Rate
                                 ------     ----      ------        ----
Income Taxes at Statutory Rate   $(12,395)  -15.0%     $(10,795)    -15.0%

Increase (Decrease) in taxes
Valuation Allowance                12,395   15.0%        10,795     15.0%
                                 -------    -----     -------       -----
                                 $   -       0.0%     $   -          0.0%
                                 =======    =====     =======       =====



The major components of deferred tax assets are as follows:

                                       --------------     -----------------
                                       March 31, 2008     March 31, 2007
                                       --------------     -----------------

Deferred tax assets


  Net operating loss carry forward      $  (82,635)         $   (71,964)

Valuation allowance                         82,635               71,964
                                        -----------         ------------

Net deferred tax assets                 $      -            $       -

Note 6 - Stockholders Equity

On March 12, 2008 the Board of Directors unanimously voted for a 3 for 1 stock split, to be effective for stockholders of record on March
31, 2008. This will increase the number of outstanding shares of common stock from approximately 2,344,000 to 7,031,000 shares.



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

Since September 1, 2007 our Chief Executive Officer loaned the company $8,415. According to the terms of the loan, the loan amount accrues interest at a rate of 5% per annum. The loan is payable upon the demand of the holder.

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

Our plan of operation is materially dependent on our ability to raise additional working capital. At December 31, 2007, we had no on hand. In April 2008 an unaffiliated individual loaned us $15,000 and indicated a willingness to invest additional funds. We are in the process of negotiating with such individual and hope to reach an agreement through which he would make an additional investment into our company.

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



                       GOOD BUDDY'S COFFEE EXPRESS, INC.

May 13, 2008            By: /s/ Scott Massey
                            ---------------------------
                                Scott Massey
                                Principal Executive Officer,
                                President, Principal Financial
                                Officer, Principal Accounting
                                Officer and Director