Form 10QSB
period 2008-06-30
GOOD BUDDYS COFFEE EXPRESS INC
filed 2008-08-15
CIK 1221749

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission File No.
000-50639

RegenoCELL Therapeutics, Inc.
(Name of Small Business Issuer in its Charter)

Florida	22-3880440
(State of Incorporation)	(I.R.S. Employer Identification No.)

2 Briar Lane, Natick, Massachusetts 01760
(Address of Principal Executive Offices)

(508) 647-4065
(Registrant's telephone number. including area code)

Good Buddy's Coffee Express, Inc.
7 Richmond Lane, Blythewood, South Carolina 29016
(Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The number of shares of the registrant's common stock, par value $0.0001 per share, outstanding as of July 31, 2008 was 90,562,500 and there were 21 stockholders of record.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

RegenoCELL Therapeutics, Inc.
(A Development Stage Corporation)
Financial Statements

INDEX

Part I-- FINANCIAL INFORMATION	2

Item 1. Financial Statements (Unaudited)	2

Item 2. Plan of Operations	13

Item 3. Controls and Procedures	18

Part II-- OTHER INFORMATION	18

Item 1. Legal Proceedings

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 3. Defaults upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits	18

RegenoCELL Therapeutics, Inc.
(A Development Stage Corporation)

PART I - FINANACIAL INFORMATION

ITEM 1 FINANCIAL INFORMATION

LIEBERMAN, SHARMA & ASSOCIATES P.A.
CERTIFIED PUBLIC ACCOUNTING FIRM

800 E. Cypress Creek Rd. Suite 200 Ft. Lauderdale, FL 33334                    Office (954) 491-0411 Fax (954) 491-0211

Auditing  ~  Accounting  ~  Taxes  ~  Condominium Accounting  ~  Financial Management  ~  Consulting

To the Board of Directors and Stockholders
RegenoCELL Therapeutics, Inc.
(formerly Good Buddy's Coffee Express, Inc.)
Blythewood, SC 29016

We have reviewed the accompanying Balance Sheet of RegenoCELL Therapeutics, Inc. (formerly Good Buddy's Coffee Express, Inc.) as of June 30, 2008 and June 30, 2007, and the related Statements of Income, Changes in Stockholders' Equity and Cash Flows for the three and six months then ended. These interim financial statements are the responsibility of the Company's management.

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

//Lieberman Sharma & Associates, P.A.//

Lieberman Sharma & Associates, P.A.
Ft. Lauderdale, Florida
August 11, 2008

American Institute of Certified Public Accountants ▪ Public Company Accounting Oversite Board
Florida Institute of Certified Public Accountants ▪ Certified Fraud Examiners ▪ Community Associations Institute

 RegenoCell Theraputics Inc.
(A Development Stage Corporation)
 Balance Sheet

	As of
	June 30	December 31,
	2008	2007
Assets
Current Assets
Cash	$4,062	$(390)
Other Receivable	-	250
Total Current Assets	4,062	(140)

Net Fixed Assets	-	1,875

Total Assets	$4,062	$1,735

Liabilities and Stockholders' Equity

Liabilities

Current Liabilities
Accounts Payable	$-	$2,200
Accrued Interest	-	7,640
Accrued Expenses	500	2,500
Total Current Liabilities	500	12,340

Note Payable	90,549	68,000

Total Liabilities	91,049	80,340

Stockholders' Equity

Preferred Stock $.0001 par value, 80,000,000 shares authorized, no shares issued and outstanding as of June 30, 2008 and June
30, 2007 respectively	-	-
Common Stock, $.0001 par value, 520,000,000 shares
authorized, 70,312,500 shares issued and outstanding as of June
30, 2008 and December 31, 2007 respectively	7,031	7,031
Additional Paid in Capital	-
Accumulated Deficit during the development stage	(94,018)	(85,636)

Total Stockholders' Equity	(86,987)	(78,605)

Total Liabilities and Stockholders' Equity	$4,062	$1,735

The accompanying notes are an integral part of these financial statements

RegenoCell Theraputics Inc.
(A Development Stage Corporation)
Income Statement
For the Six Months Ended June 30,

			February 1,
			2002 (Inception)
			Through
	2008	2007	June 30, 2008
Revenues	$-	$-	$-

Administrative Expenses	6,507	4,351	(87,562)

Net (Loss) from development stage operations	(6,507)	(4,351)	(87,562)

Loss on abandonment of assets	(1,875)	-	(1,875)

Net (Loss)	$(8,382)	$(4,351)	$(89,437)

Basic net loss per common share	$(0.00)	$(0.00)	$(0.00)

Weighted Average of Common Shares Outstanding	70,312,500	70,312,500	70,312,500

The accompanying notes are an integral part of these financial statements

RegenoCell Theraputics Inc.
(A Development Stage Corporation)
Statement of Stockholders Equity
As of June 30, 2008

		Par Value	Paid in	Retained
	Shares	$.0001	Capital	Earnings	Total
February 1, 2002 - Restricted common
shares issued to President of Company
for expenses	2,000,000	$200	$-	$-	$200
December 31, 2002 - Net (Loss)	-	-	-	(200)	(200)
December 31, 2002 - Balance	2,000,000	200	-	(200)	-

February 15, 2003 - Sale of restricted
shares to various stockholders	550,000	55	10,945	-	11,000
December 31, 2003 - Net (Loss)	-	-	-	(6,669)	(6,669)
December 31, 2003 - Balance	2,550,000	255	10,945	(6,869)	4,331
December 31, 2004 - Net (Loss)	-	-	-	(9,272)	(9,272)
December 31, 2004 - Balance	2,550,000	255	10,945	(16,141)	(4,941)
December 31, 2005 - Net (Loss)	-	-	-	(28,583)	(28,583)
December 31, 2005 - Balance	2,550,000	255	10,945	(44,724)	(33,524)
February 2006 repurchase of stock	(106,250)	(11)	(6,739)	-	(6,750)
March 2006 repurchase of stock	(100,000)	(10)	(1,990)	-	(2,000)
December 31, 2006 - Net (Loss)	-	-	-	(25,389)	(25,389)
December 31, 2006 - Balance	2,343,750	234	2,216	(70,113)	(67,663)
Prior Year adjustment for expense
reversal	-	-	-	1,650	1,650
December 31, 2007 - Net (Loss)	-	-	-	(12,592)	(12,592)
December 31, 2007 - Balance	2,343,750	234	2,216	(81,055)	(78,605)
March 31, 2008 - additional shares
issued resulting from a 3 for 1 common
stock split	4,687,500	469	(469)	-	-
June 13, 2008 - additional shares issued
resulting from a 10 for 1 common stock
split	63,281,250	6,328	(1,747)	(4,581)	-
June 30, 2008 - Net Loss	-	-	-	(8,382)	(8,382)
June 30, 2008 - Balance	70,312,500	7,031	(0)	(94,018)	(86,988)

The accompanying notes are an integral part of these financial statements

RegenoCell Theraputics Inc.
(A Development Stage Corporation)
 Cash Flow Statement
For the Six Months Ended June 30,

			February 1, 2002
			(date of
			inception)
			through June 30,
	2008	2007	2008
Cash Flows From Operating Activities:
Cash paid to suppliers	$(18,097)	$(29)	$(84,337)

Net cash provided by (used in) operating activities	(18,097)	(29)	(84,337)

Cash Flows From Investing Activities
Purchase of equipment	-	-	(4,600)
Net cash used in investing activities	-	-	(4,600)

Cash Flows From Financing Activities:
Proceeds from note payable	48,142	1,500	116,142
Repayment of notes payable	(25,593)	-	(25,593)
Sale of common stock	-	-	11,200
Repurchase of common stock	-	-	(8,750)

Net cash provided by (used in) financing activities	22,549	1,500	92,999

Net Increase (Decrease) in Cash	4,452	1,471	4,062
Cash Beginning of Period	(390)	271	-

Cash End of Period	$4,062	$1,742	$4,062

Reconciliation of Income in Net Assets to Net Cash
Provided by Operating Activities:

Net Loss from Development Stage Activities	$(6,507)	$(4,351)	$(89,437)
Non cash activities:
Depreciation	-	230
Abandonment of Assets			4,600
Write off uncollected other receivable	250	-
Reconciliation Adjustments
Increase in Accounts Payable	(2,200)		-
Increase in Accrued Expenses	(2,000)	3,251	500
Increase in Accrued Interest	(7,640)	841	-

Net cash provided by (used in) operating activites	$(18,097)	$(29)	$(84,337)

The accompanying notes are an integral part of these financial statements

RegenoCELL Therapeutics, Inc.
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS

Note 1 - Summary of Significant Company & Organization Policies

Organization and Business Operations

RegenoCELL Therapeutics, Inc. (formerly Good Buddy's Coffee Express, Inc.) (the "Company") was incorporated in the State of Florida on February 1, 2002. The Company’s main office was located in South Carolina and planned to develop a national chain of drive through, high quality coffee outlets. In July of 2008 the main office was relocated to Massachusetts and the corporate mission was amended to develop a stem cell therapy business for the treatment of congestive heart failure and peripheral artery disease, in lieu of its original goals. (See note 8 Subsequent Events).

At the current time the Company is still in the development stage.

Note 2 - Summary of Significant Accounting Policies

Concentration of Credit Risk

The Company's financial instruments that are exposed to concentration of credit risk are cash. Additionally, the Company maintains cash balances in bank deposit accounts which, at times, may exceed federally insured limits.

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

Income Taxes

The Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards (SFAS) No. 109 "Accounting for Income Taxes", which requires companies to use the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequence of temporary differences by applying enacted statutory tax rates applicable to future year's differences between the financial statements carrying amounts and the tax basis of existing assets and liabilities. Pursuant to SFAS No. 109, the effect on deferred taxes of a change in tax rates is recognized as income in the period that includes the enactment date. Under the deferred method, deferred taxes recognized using the tax applicable to the year of the calculation and were not adjusted for subsequent changes in tax rates.

RegenoCELL Therapeutics, Inc.
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

Fair Value of Financial Instruments

The carrying amounts of financial instruments including cash, accounts receivable, accounts payable and accrued expenses approximate fair value as of June 30, 2008 and 2007, as a result of the relatively short maturity of these instruments.

Note 3 - Fixed Assets

Fixed Assets are stated at cost less accumulated depreciation. Expenditures for ordinary maintenance and repairs are charged to operations as incurred. Major additions and improvements are capitalized using the straight-line method over the estimated useful life of the asset.

			Estimated
	2008	2007	Useful Life

Restaurant Equipment	$-0-	$1,300	5 years
Equipment	-0-	1,000	5 years
Computers	-0-	2,300	5 years

	-0-	4,600
Less: Accumulated Depreciation	-0-	2,725

Net Fixed Assets	$-0-	$1,875

RegenoCELL Therapeutics, Inc.
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS

Note 4 - Notes Payable

The Company has issued unsecured promissory notes to unrelated individuals as of June 30, 2008. No demand has been placed or is anticipated to be placed and therefore, they have been classified as long term debt. The detail of the long term debt is as follows:

	Principal	Principal
	June 30,	December 31,
	2008	2007

November 28, 2003 - Due June 1, 2009	$-	$15,000	5%
per annum
February 5, 2005 - Demand Note	47,823	53,000	5%
per annum
June 26, 2008 - Convertible Demand Note
5% per annum, convertible to common stock
at $1.00 per share	42,625	-

Total Debt	90,448	68,000
Less Current Portion	-	-
Long Term Debt	$90,448	$68,000

Interest expense for the quarter ending
June 30,	$1,768	$3,300

Note 5 - Income Taxes

The reconciliation of the statutory Federal income tax rate to the effective tax rate for the six (6) months ended June 30, 2008 and June 30, 2007 are as follows:

	June 30, 2008		June 30, 2007
	Amount	Rate	Amount	Rate

Income Taxes at Statutory Rate	$(14,102)	-15.0%	$(11,038)	-15.0%

Increase (Decrease) in taxes
Valuation Allowance	14,102	15.0%	11,038	15.0%

	$-	0.0%	$-	0.0%

The major components of deferred tax assets are as follows:

	June 30, 2008	June 30, 2007

Deferred tax assets

Net operating loss carry forward	$(94,018)	$(73,589)

Valuation allowance	94,018	73,589

Net deferred tax assets	$-	$-

RegenoCELL Therapeutics, Inc.
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS

Note 6 - Stockholders Equity

On May 29, 2008 the Board of Directors unanimously voted to increase the authorized shares of both the preferred stock and common stock from 5,000,000 to 10,000,000 shares and from 20,000,000 to 200,000,000 shares respectively.

The Board also unanimously voted, on May 29, 2008, effective for stockholders of record on June 13, 2008, a 10 for 1 forward stock split of the common shares. This increased the number of outstanding shares of common stock from approximately 7,031,250 to 70,312,500 shares.

The above actions were filed with the State as amendments to the Company’s Articles of Incorporation on May 29, 2008.

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

Note 8 - Subsequent Events

On July 7, 2008, the Company Amended its Articles of Incorporation changing the name of the corporation to RegenoCELL Therapeutics, Inc. and increasing the authorized capitalization to 600,000,000 shares.

The Company also issued restricted common shares to the following:

Douglas T. Rice	-	250,000 common shares
Domenic Mazza	-	5,000,000 common shares
James F. Mongiardo	-	15,000,000 common shares

The Company approved the Employment Agreement with James F. Mongiardo as President and Chief Executive Officer. In addition, Scott Massey, the former President, Chief Executive Officer and Director of the Company, and Phillips N. Dee, the former Director of the Company resigned from their positions as officers and directors of the Company and James F. Mongiardo was elected as Chief Executive Officer, President, Treasurer, Secretary and sole Director of the Company.

ITEM 2. MANAGEMENT'S PLAN OF OPERATIONS

Certain statements contained in this discussion and analysis or incorporated herein by reference that are not related to historical results are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.

Statements that are predictive, that depend upon or refer to future events or conditions, and/or that include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” “hopes,” and similar expressions constitute forward-looking statements. In addition, any statements concerning future financial performance (including future revenues, earnings or growth rates), business strategies or prospects, or possible future actions by us are also forward-looking statements.

These forward-looking statements are based on beliefs of our management as well as current expectations, projections, assumptions and information currently available to the Company and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated or implied by such forward-looking statements. Should one or more of those risks or uncertainties materialize or should underlying expectations, projections and assumptions prove incorrect, actual results may vary materially from those described. Those events and uncertainties are difficult to predict accurately and many are beyond our control. The Company assumes no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date of these statements except as specifically required by law. Accordingly, past results and trends should not be used to anticipate future results or trends.

Overview

The Company was incorporated in Florida on February 1, 2002 and planned to develop cafes in South Carolina expanding to other states in the South East, featuring gourmet coffee, pastries and related items. The Company’s objective was to develop cafes that provided a forum for rapid service and a strong community identity with the widespread popularity of coffee and related products. Due to intense competition, in early 2008 the Company changed its focus.

On July 16, 2008 the Company began focusing on a new stem cell therapy business opportunity as set forth in a Letter of Intent dated March 31, 2008 with TheraVitae, Inc. by completing several actions. These actions included the filing of Amended Articles of Incorporation which among other matters changed the name of the corporation to RegenoCELL Therapeutics, Inc. and increased the authorized capitalization to 600,000,000 shares, approved Amended Bylaws, issued restricted common shares to Douglas T. Rice (250,000) for introducing this new business opportunity, Dominick Mazza (5,000,000) for consulting services for this new business opportunity and James F. Mongiardo (15,000,000) for negotiating the Letter of Intent which will become the new business of the corporation and for directing and building it as its President and Chief Executive Officer, ratified the March 31 Letter of Intent with TheraVitae, and approved the Employment Agreement with James F. Mongiardo as President and Chief Executive Officer.

The Letter of Intent with TheraVitae provides for a non exclusive license in Mexico and later the Islands of the Caribbean to commercialize TheraVitae’s stem cell therapy for cardiovascular indications. The Company may establish clinics to treat congestive heart failure patients with VesCell, TheraVitae’s stem cell therapy. It also provides for an exclusive license in the United States, Canada and Mexico to obtain regulatory approvals and then market VesCell stem cell therapy for the treatment of peripheral artery disease.

Further in connection with this change in business focus, the Board of Directors accepted the resignations of Scott Massey and Phillips N. Dee as directors and officers of the Company and elected James F. Mongiardo to fill the vacancies on the Board. Mr. Mongiardo was elected as Chief Executive Officer, President, Treasurer, Secretary and sole Director of the Company.

The new mission of the Company is to bring stem cell therapy treatments to the market as quickly as possible. The Company has identified and entered into a Letter of Intent with a company currently treating patients with adult stem cells for congestive heart failure and other indications. TheraVitae, located in Bangkok, Thailand, has developed a process for which patent applications are pending to identify and process adult stem cells found in a patient’s blood. These adult stem cells are grown into large numbers in vitro (outside the body) and then encouraged to differentiate into angiogenic precursor cells or blood vessel forming cells for the treatment of congestive heart failure. These adult stem cells can also be used for the treatment of other conditions such as peripheral artery disease.

Currently congestive heart failure patients cleared for treatment have one-half pint of blood drawn which is sent to TheraVitae’s cell processing facility in Israel. After the adult stem cells in the patient’s blood have been extracted and grown into large numbers of angiogenic precursor cells, they are sent to Bangkok, Thailand for infusion into the patient in a minimally invasive procedure. The stem cell therapy is either delivered through a catheter or injected directly into the myocardium.

All patients are private pay.

The results to date have been impressive. Over three hundred (300) congestive heart failure patients with no other options have shown similar results to a clinical trial presented to the American Heart Association meeting in November, 2006 for this therapy.

In that trial:

•	Over 90% of patients reported subjective improvement of their physical condition and ability to perform physical exercise.

•	Over 70% showed improvement in treadmill exercise capacity.

•	Over 75% of patients showed objective improvement in the perfusion defect of the ischemic region.

The Company has entered into a Letter of Intent which provides for two basic businesses. The first is an opportunity to generate revenue in the short term for the treatment of congestive heart failure. The second is an opportunity to generate substantial revenues in the long term for the treatment of peripheral artery disease.

The first stem cell business is a non exclusive license to establish clinics initially in Mexico and later in the Caribbean (exclusive of the Dominican Republic) to treat patients with TheraVitae’s stem cell therapy for congestive heart failure and all other cardiovascular indications. The non exclusive license is for four years but automatically renewable if 500 patients are treated in either year three or four.

Patients may not be treated in the United States. However patients from the United States may be identified, qualified, agree to the treatment, pay for the treatment in advance and then have their blood drawn for processing by TheraVitae.
When the stem cell therapy is ready for administration, the patient will travel outside the United States to a clinic in Mexico or the Caribbean operated by a subsidiary of the Company to be formed to receive the treatment. Because this is an autologous treatment, it is anticipated that the regulatory requirements for administering this stem cell therapy in Mexico and the Islands of the Caribbean will be less extensive than the United States. The market size for congestive heart failure in the United States is so large that multiple treatment clinics will be needed to handle potential demand. Approximately five million patients have been diagnosed in the United States with congestive heart failure.

Over five hundred thousand people die from this disease each year.

There are over 1,100 investigation stem cell clinical trials being conducted in the United States. It will take multiple years for any product to be approved, especially products derived from embryonic or umbilical cord blood stem cells. In the interim, patients may benefit from adult stem cell treatment today through identification and qualification in the United States and the administration of treatment outside the United States. The Company intends to be one of the first companies to benefit from the commercial possibilities associated with adult stem cell therapy through the establishment of clinics initially in Mexico and later in the Caribbean where patients from the United States may be treated. Thus, the Company will be among the first to be able to earn revenues from adult stem cell therapy.

The second business is an exclusive license for the United States, Canada and Mexico for the treatment of peripheral artery disease. The exclusive license is for four years automatically renewable for additional four year periods if there is either (a) an active IND in the United States or (b) an approval to market for peripheral artery disease in the United States. Over ten million Americans suffer from poor circulation to their extremities. Peripheral artery disease is especially prevalent among diabetics. After standard treatments fail, the only alternative is amputation of the toes, foot or leg, sometimes fingers, hand or arm. TheraVitae’s stem cell therapy has been shown in pilot clinical trials to re-establish blood flow to the extremities resulting in saving the limbs from amputation.

The process for treating peripheral artery disease is very similar to the process for treating congestive heart failure. After the patient is qualified, a half liter of blood is drawn and sent to TheraVitae for processing.

The adult stem cells are extracted, grown into large numbers and then encouraged to become angiogenic precursor cells. This adult stem cell therapy is then injected in multiple locations in the limb which is experiencing poor circulation.

The Company will be responsible for all costs associated with obtaining all required regulatory approvals for the treatment of peripheral artery disease in the United States, Canada and Mexico. It intends to submit to the Food and Drug Administration an Investigational New Drug (“IND”) application for authorization to initiate clinical trials in the United States and complete what is necessary to apply for regulatory approval to market the product. Such an approval in the United States will have substantial potential since the market size is large and flexibility of pricing is great given the alternative of amputation.

The Company has not generated any revenues from its operations. To effectuate the new stem cell business plan during the next twelve months, the Company must raise funding, locate a suitable source for congestive heart failure patients and/or implement marketing programs to find these patients who may benefit from stem cell therapy, establish a review procedure and staging center to draw blood from qualified patients, and establish a site outside the United States which can administer the stem cell therapy. In addition the Company must begin assembling or developing the required data, finalizing a clinical protocol and clinical case report form, contracting with clinical sites able to conduct the requisite clinical trials, obtaining Institutional Review Board approval for these clinical trials, and contracting with a clinical research organization to administer these clinical trials as part of or in conjunction with the submission of an IND to the Food and Drug Administration for authorization to begin clinical trials in the United States for the treatment of peripheral artery disease.

The Company will earn revenues for the treatment of congestive heart failure patients although it is not anticipated that any revenues will be earned during the third quarter of 2008. The Company does not anticipate that during the next twelve months the Company will earn sufficient revenues to fully support all aspects of the new stem cell business plan and, therefore, will continue to seek new funding through equity financings.

For the twelve month period following the date of this Quarterly Report, the Company will be required to obtain additional financing in order to continue to pursue the business plan. The Company believes that additional debt financing will not be an alternative for funding as the Company does not have tangible assets to secure any debt financing. The Company anticipates that additional funding will be in the form of equity financing from the sale of its common stock. The Company cannot provide investors with any assurance that the Company will be able to raise sufficient funding from the sale of its common stock to fund the business plan going forward.

If the Company is unsuccessful at raising sufficient capital to fund its operations, for whatever reason, the Company may be forced to seek opportunities outside of its new business focus or to seek a buyer for its business or another entity with which the Company could partner. Even if the Company is successful in obtaining equity financing to fund its business plan, there is no assurance that the Company will obtain the funding necessary to pursue its plan over the long-term.

Code of Ethics

The Company has adopted a Code of Ethics that applies to employees, officers and directors. The Code of Ethics was previously filed as Exhibit 14.1 to its annual report for the fiscal year ended December 31, 2004.

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

The Chief Executive Officer and Chief Financial Officer (the "Certifying Officer") maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely.

Under the supervision and with the participation of management, the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule [13a-14(c)/15d-14(c)] under the Exchange Act) within 90 days prior to the filing date of this report.

Based upon that evaluation, the Certifying Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relative to our company required to be disclosed in our periodic filings with the SEC.

(b) Changes in internal controls.

The Certifying Officer has indicated that there were no significant changes in the internal controls or other factors that could significantly affect such controls subsequent to the date of his evaluation, and there are no such control actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

There were no reportable items for Items 1 through 5

Item 6. EXHIBITS

(33.1)
Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to section 302 of the Sarbanes-Oxley act of 2002.

(34.1)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGENOCELL THERAPEUTICS, INC.

August 15, 2008	By:	/s/ James F. Mongiardo
James F. Mongiardo Principal Executive Officer, President, Principal Financial Officer, Principal Accounting Officer and Director