Form 10KSB/A
period 2007-12-31
GOOD BUDDYS COFFEE EXPRESS INC
filed 2008-09-08
CIK 1221749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Amendment No. 1 to
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
(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

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

Revenue generation will come from the following areas of operations. 1. We hope to attract a morning commuter clientele through the convenience of drive-thru coffee and pastry distribution. Rapid distribution of coffee, efficient handling of assorted coffee materials (creamers, whipped cream, sugar, sweeteners, stirring straws, cup holders, lids, napkins etc) and easy access and egress from the facility will be paramount to achieving this goal. Flow through design will incorporate a one direction thoroughfare so traffic does not get bogged down approaching the ordering point. The orders will be placed and paid for at the window. Our goal is to have coffee and pastries in the customers hand within one minute after cash is received from the customer. In order to accomplish this goal with a limited morning staff we will have three main flavors available for order. The customer can choose a coffee either in regular roast green bean type, dark roasted green bean type and espresso roast. These three coffees will be available to the customer with steamed milk, straight dark or premixed with half and half. Sugar and sweeteners will be available for the customer to add as they like. We will offer the coffee in three sizes with pricing varying according to size and selection. 2. We will incorporate a standard walk in cafe, for those customers desirous of a seated lounge experience. We had no original intention to offer this venue but have seen the performance of single venue services struggle until name branding was accomplished. We expect our initial locations in South Carolina to have multiple venues / access to our products but follow on locations may have a different design to them. 3.  The evening literary program and night attraction. This has been successfully implemented in a number of cities with the most popular being the Kraine Gallery Bar in Manhattan's East Village and the Ear Inn. We believe that hosting popular literary figures reading their work three days a week, an active debate series and then a developing artists forum will add a true community aspect to our for profit business. The goal is to attract the local university and academic members of the community. They will be very apt to buy and consume large amounts of our products and develop into a very loyal customer base and consistent revenue source. We will use the draw of local authors to open the literary crowd and also host a forum by publishing in the newspaper a contest to submit articles for a contest with the winner reading their work in the cafe,. The overall goal is publicity to draw a crowd and being an active member of the community to gain a loyal customer base. 4. Starbucks has authorized us to distribute its coffee into sub-Saharan Africa and we have begun a pilot program which we believe will allow us to achieve revenue beginning in the second quarter of 2008.

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

//Lieberman & Associates//

Lieberman & Associates, P.A.
Ft. Lauderdale, Florida
March 27, 2008

GOOD BUDDY'S COFFEE EXPRESS, INC.
(A Developmental Stage Enterprise)
BALANCE SHEETS
As of December 31,
	2007	2006

ASSETS

Current Assets

Cash	$(390)	$273
Other Receivable	250	250
Inventory	-	2,508

Total Current Assets	(140)	3,031

Net Fixed Assets	1,875	2,795

Total Assets	$1,735	$5,826

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$2,200	$-
Accrued Interest	7,640	$4,340
Accrued Expenses	2,500	4,149

Total Current Liabilities	12,340	8,489

Note Payable	68,000	65,000

Total Liabilities	80,340	73,489

Stockholders' Equity
Preferred stock, $.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding as of December 31, 2007 and December 31, 2006	-	-
Common stock, $.0001 par value, 20,000,000 shares authorized, 2,343,750 shares issued and outstanding as of December 31, 2007 and December 31, 2006, respectively	234	234
Additional paid in capital	2,216	2,216
Accumulated Deficit during development stage	(81,055)	(70,113)

Total Stockholders' Equity	(78,605)	(67,663)

Total Liabilities and Stockholders' Equity	$1,735	$5,826

The accompanying notes to financial statements are an integral part of these financial statements.

GOOD BUDDY'S COFFEE EXPRESS, INC.
(A Development Stage Enterprise)
INCOME STATEMENT

For The Year Ending December 31,

			February 1
			2002
			(Inception)
			Through
			December 31,
	2007	2006	2007

Revenues	$-	$-	$-

Administrative expenses	12,592	25,389	81,055

Net (Loss)	$(12,592)	$(25,389)	$(81,055)

Basic net loss per common share	$(0.01)	$(0.01)	$(0.03)

Weighted Average of Common Shares Outstanding	2,343,750	2,338,462	2,343,750

The accompanying notes to financial statements are an integral part of these financial statements.

GOOD BUDDY'S COFFEE EXPRESS, INC.
(A Development Stage Enterprise)
STATEMENT OF STOCKHOLDERS' EQUITY
AS OF DECEMBER 31, 2007

		Par Value	Paid-In	Retained
	Shares	$.0001	Capital	Earnings	Total

February 1, 2002 Restricted common shares issued to President for expenses	2,000,000	$200	$-	$-	$200

December 31, 2002 - Net (Loss)	-	-	-	(200)	(200)

December 31, 2002 - Balance	2,000,000	200	-	(200)	-

February 15, 2003 Sales of restricted Shares to Various investors	550,000	55	10,945	-	11,000

December 31, 2003 - Net (Loss)	-	-	-	(6,669)	(6,669)

December 31, 2003 - Balance	2,550,000	255	10,945	(6,869)	4,331

December 31, 2004 - Net (Loss)	-	-	-	(9,272)	(9,272)

December 31, 2004 - Balance	2,550,000	255	10,945	(16,141)	(4,941)

December 31, 2005 - Net (Loss)	-	-	-	(28,583)	(28,583)

December 31, 2005 - Balance	2,550,000	255	10,945	$(44,724)	$(33,524)

February 2006 repurchase of stock	(106,250)	(11)	(6,739)		(6,750)

March 2006 repurchase of stock	(100,000)	(10)	(1,990)		(2,000)

December 31, 2006 - Net (Loss)				(25,389)	(25,389)
December 31, 2006 - Balance	2,343,750	$234	$2,216	$(70,113)	$(67,663)

Prior Year adjustment for expense reversal				1,650	1,650

December 31, 2007 - Net (Loss)	-	-	-	(12,592)	(12,592)
December 31, 2007 - Balance	2,343,750	$234	$2,216	$(81,055)	$(78,606)

The accompanying notes to financial statements are an integral part of these financial statements.

GOOD BUDDY'S COFFEE EXPRESS, INC.
(A Developmental Stage Enterprise)
STATEMENT OF CASH FLOWS
For the Years Ended December 31,

			February 1,
			2002
			(Inception)
			Through
			December 31,
	2007	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Cash paid to suppliers	$(3,663)	$(20,886)	$(66,240)

Net cash provided by (used in) operating activities	(3,663)	(20,886)	(66,240)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Equipment	-	-	(4,600)
Net Cash used in investing activities	-	-	(4,600)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable	3,000	-	68,000
Sale of Common Stock	-	-	11,200
Repurchase of Common Stock	-	(8,750)	(8,750)

Net cash provided by (used in) financing activities	3,000	(8,750)	70,450

NET INCREASE (DECREASE) IN CASH	(663)	(29,636)	(390)

CASH BEGINNING OF PERIOD	272	29,909	-

CASH END OF PERIOD	$(391)	$273	$(390)

Reconciliation of Income in Net Assets to Net Cash Provided by Operating Activities:

Net Loss from Development Stage Activities	$(12,592)	$(25,389)	$(81,055)
Non cash activities
Depreciation	920	920	2,725
Prior year adjustment	1,650	-	-
Writeoff of obsolete inventory	2,508	-	-
Reconciliation Adjustments
(Increase) in Other Receivable	-	(250)	(250)
Increase in Accounts Payable	2,200	-	2,200
Increase in Accrued Expenses	(1,649)	2,500	2,500
Increase in Accrued Interest	3,300	1,333	7,640
Net cash provided by (used in) operating activities	$(3,663)	$(20,886)	$(66,240)

The accompanying notes to financial statements are an integral part of these financial statements.

GOOD BUDDY'S COFFEE EXPRESS, INC.
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS

Note 1 – Summary of Significant Company & Organization Policies

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

Note 2 – Summary of Significant Accounting Policies

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

Note 3 – Fixed Assets

Fixed Assets are stated at cost less accumulated depreciation. Expenditures for ordinary maintenance and repairs are charged to operations as incurred. Major additions and improvements are capitalized using the straight-line method over the estimated useful life of the asset.

	2007	2006	Estimated
			Useful Life

Restaurant Equipment	$1,300	$1,300	5 yrs
Equipment	1,000	1,000	5 yrs
Computers	2,300	2,300	5 yrs
	4,600	4,600
Less: Accumulated Depreciation	2,725	1,805
Net Fixed Assets	$1,875	$2,795

Note 4 – Notes Payable

The Company has issued unsecured promissory notes to unrelated individuals as of December 31, 2007. No demand has been placed or is anticipated to be placed, and therefore, they have been classified as long term debt. The detail of the long term debt is as follows:

	Principal	Principal
Interest Rate	2007	2006
November 28, 2003 – Due June 1, 2009 5% per annum	$15,000	$15,000
February 5, 2005 – Demand Note 5% per annum	50,000	50,000
September 1, 2007 – Stockholder Demand Loan	3,000	-
Total Debt	68,000	65,000

Less Current Portion	-	-
Long Term Debt	$68,000	$65,000

Note 5 – Stockholders Equity

In the first quarter of 2006 the Company repurchased 206,250 shares of the common stock outstanding for an amount of $8,750. The shares were retired as opposed to being placed into treasury stock.

GOOD BUDDY'S COFFEE EXPRESS, INC.
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS

Note 6 – Income Taxes

The reconciliation of the statutory Federal income tax rate to the effective tax rate for the year ended December 31, 2007 and the year ended December 31, 2006 are as follows:

	December 31,		December 31,
	2007		2006
	Amount	Rate	Amount	Rate
Income Taxes at Statutory Rate	$(12,158)	-15.0%	$(10,517)	-15.0%

Increase (Decrease) in taxes Valuation Allowance	12,158	15.0%	10,517	15.0%
	$-	0.0%	-	0.0%

The major components of deferred tax assets are as follows:

	December 31, 2007	December 31, 2006
Deferred tax assets:

Net Operating Loss Carryover	$(81,055)	$(70,113)

Valuation Allowance	81,055	70,113
Net Deferred tax assets	$-	$-

Note 7 – Going Concern

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

Note 8 – Subsequent Events

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

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report on Form 10-KSB/A, an evaluation was carried out by our management, with the participation of the Chief Executive Officer and Principal Accounting Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act")) as of December 31, 2007. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Principal Financial Officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, our management concluded, as of the end of the period covered by this report, that our disclosure controls and procedures were not effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the SEC's rules and forms because of the failure to report its assessment on Internal Control Over Financial Reporting in the Form 10-KSB for the year ended December 31, 2007 filed on April 10, 2008. Management has taken steps to insure that all future filings contain all required disclosures.

Management's Report on Internal Control Over Financial Reporting

Management of our company is responsible for establishing and maintaining adequate internal control over financial reporting. Our company's internal control over financial reporting is a process, under the supervision of the Chief Executive Officer and the Principal Accounting Officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external purposes in accordance with United States generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company's assets;

•
Provide reasonable assurance that transactions are recorded as necessary   to permit preparation of the financial statements in accordance with  generally accepted accounting principles, and that receipts and  expenditures are being made only in accordance with authorizations of  management and the Board of Directors; and

•
Provide reasonable assurance regarding prevention or timely detection of   unauthorized acquisition, use, or disposition of the Company's assets that   could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Our management conducted an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

Based on this assessment, our management has concluded that, as of December 31, 2007, the Company's internal control over financial reporting is effective.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. We were not required to have, nor have we, engaged our independent registered public accounting firm to perform an audit of internal control over financial reporting pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

As of the end of the period covered by this report, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2007, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Annual Compensation

The following table sets forth the compensation received by officers.

Name and Principal Position	Period	Salary	Bonus	Other Annual Compensation	Restricted Stock Awards	Securities Underlying Options	LTIP Payouts	All Other Compensation

Scott Massey, President,	Inception through December 31, 2002	$0	-	-	-	-	-	-

	Year Ended December 31, 2003	$0	-	-	-	-	-	-

	Year Ended December 31, 2004	$0	-	-	-	-	-	-

	Year Ended December 31, 2005	$0	-	-	-	-	-	-

	Year Ended December 31, 2006	$0	-	-	-	-	-	-

	Year Ended December 31, 2007	$0	-	-	-	-	-	-

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

GOOD BUDDY'S COFFEE EXPRESS, INC.

September 5, 2008	By:	/s/ James F. Mongiardo
James F. Mongiardo
Principal Executive Officer,
President, Principal Financial
Officer, Principal Accounting
Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on September 5, 2008.

/s/ James F. Mongiardo
Principal Executive Officer,
President, Principal Financial
Officer, Principal Accounting
Officer and Director