Form 10-Q
period 2008-09-30
RegenoCELL Therapeutics, Inc.
filed 2008-11-14
CIK 1221749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ________ to

Commission File Number: 000-50639

REGENOCELL THERAPEUTICS, INC.
(Exact name of registrant as specified in its charter)

GOOD BUDDY’S COFFEE EXPRESS, INC.
(Former name of registrant)

Florida	22-3880440
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2 Briar Lane
Natick, Massachusetts 01760
(Address of Principal Executive Offices)

(508) 647-4065
(Registrant's telephone number, including area code)

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Yes ☒ No ☐

Large Accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate the number of shares outstanding of the registrant's common stock, par value $0.0001 per share, outstanding as of the latest practical date. 131,437,500 shares of common stock outstanding as of November 12, 2008.

REGENOCELL THERAPEUTICS, INC.

Quarterly Report on Form 10-Q
For the Quarterly Period Ended September 30, 2008

FORWARD-LOOKING STATEMENTS

This Form 10-Q for the quarterly period ended September 30, 2008 contains forward-looking statements that involve risks and uncertainties. Forward-looking statements in this document or incorporated herein by reference that are not related to historical results are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.

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

These forward-looking statements are based on beliefs of our management as well as current expectations, projections, assumptions and information currently available to the Company and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated or implied by such forward-looking statements. In evaluating these statements, you should consider various factors including the assumptions, risks and uncertainties set forth in our Annual Report on Form 10-KSB for the year ended December 31, 2007 and other reports and documents we have filed with or furnished to the Securities and Exchange Commission. Should one or more of those risks or uncertainties materialize or should underlying expectations, projections and assumptions prove incorrect, actual results may vary materially from those described. Those events and uncertainties are difficult to predict accurately and many are beyond our control. The Company assumes no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date of these statements except as specifically required by law. Accordingly, past results and trends should not be used to anticipate future results or trends.

INDEX

Part I-- FINANCIAL INFORMATION

Item 1. Interim Financial Statements and Notes - Quarter Ended September 30, 2008

Item 2. Management’s Discussion and Analysis or Plan of Operations

Item 3. Controls and Procedures

Part II-- OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 3. Defaults upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

Signatures

RegenoCELL Therapeutics, Inc.
(A Development Stage Corporation)

PART I - FINANCIAL INFORMATION

Item 1 - Interim Financial Statements and Notes - Quarter Ended September 30, 2008

Contents

Page No.

Balance Sheets at September 30,2008 (unaudited) and December 31, 2007 (audited)	4

Interim Statement of Operations for the Three Months and Nine Months ended September 30, 2008 and 2007 and for the period from February 2, 2002 (inception) to September 30, 2008(unaudited)	5

Interim Statement of Stockholders’ Equity (Deficit) For the period from February 1, 2002 (inception) to September 30, 2008 (unaudtied)	6

Interim Statement of Cash Flow for the Nine Months ended September 30, 2008 and 2007 and for the period from February 1, 2002 (inception) to September 30, 2008 (unaudited)	7

Notes to Interim Financial Statements	8

RegenoCell Theraputics Inc.
(A Development Stage Corporation)
Balance Sheet
As of

	September 30	December 31,
	2008	2007
Assets

Current Assets
Cash	$-	$(390)
Other Receivable	-	250
Total Current Assets	-	(140)

Net Fixed Assets	(4,913)	1,875

Other Assets	16,442	-

Total Assets	$11,529	$1,735

Liabilities and Stockholders' Equity

Liabilities

Current Liabilities
Accounts Payable	$-	$2,200
Accrued Interest	1,263	7,640
Accrued Expenses	500	2,500
Total Current Liabilities	1,763	12,340

Note Payable	98,896	68,000

Total Liabilities	100,659	80,340

Stockholders' Equity

Preferred Stock $.0001 par value, 80,000,000 shares authorized, no shares issued and outstanding as of September 30, 2008 and
September 30, 2007 respectively	-	-
Common Stock, $.0001 par value, 520,000,000 shares
authorized, 131,437,500 and 70,312,500 shares issued and
outstanding as of September 30, 2008 and December 31, 2007
respectively	13,144	7,031
Additional Paid in Capital	4,913
Accumulated Deficit during the development stage	(107,186)	(85,636)

Total Stockholders' Equity	(89,129)	(78,605)

Total Liabilities and Stockholders' Equity	$11,529	$1,735

The accompanying notes are an integral part of these financial statements

RegenoCell Theraputics Inc.
(A Development Stage Corporation)
Income Statement
For the Nine Months Ended September 30,

	2008	2007	February 1, 2002 (Inception) Through September 30, 2008

Revenues	$-	$-	$-

Administrative Expenses	19,675	8,556	87,255

Net (Loss) from development stage operations	(19,675)	(8,556)	(87,255)

Loss on abandonment of assets	(1,875)	-	(1,875)

Net (Loss)	$(21,550)	$(8,556)	$(89,130)

Basic net loss per common share	$(0.00)	$(0.00)	$(0.00)

Weighted Average of Common Shares Outstanding	131,437,500	131,437,500	131,437,500

The accompanying notes are an integral part of these financial statements

RegenoCell Theraputics Inc.
(A Development Stage Corporation)
Statement of Stockholders Equity
As of September 30, 2008

	Shares	Par Value $.0001	Paid in Capital	Retained Earnings	Total

February 1, 2002 -Restricted common shares issued to President of Company for expenses	2,000,000	$200	$-	$-	$200
December 31, 2002 -Net (Loss)	-	-	-	(200)	(200)
December 31, 2002 - Balance	2,000,000	200	-	(200)	-
February 15, 2003 -Sale of restricted shares to various stockholders	550,000	55	10,945	-	11,000
December 31, 2003 -Net (Loss)	-	-	-	(6,669)	(6,669)
December 31, 2003 - Balance	2,550,000	255	10,945	(6,869)	4,331
December 31, 2004 -Net (Loss)	-	-	-	(9,272)	(9,272)
December 31, 2004 - Balance	2,550,000	255	10,945	(16,141)	(4,941)
December 31, 2005 -Net (Loss)	-	-	-	(28,583)	(28,583)
December 31, 2005 - Balance	2,550,000	255	10,945	(44,724)	(33,524)
February 2006 repurchase of stock	(106,250)	(11)	(6,739)	-	(6,750)
March 2006 repurchase of stock	(100,000)	(10)	(1,990)	-	(2,000)
December 31, 2006 -Net (Loss)	-	-	-	(25,389)	(25,389)
December 31, 2006 - Balance	2,343,750	234	2,216	(70,113)	(67,663)
Prior Year adjustment for expense reversal	-	-	-	1,650	1,650
December 31, 2007 -Net (Loss)	-	-	-	(12,592)	(12,592)
December 31, 2007 - Balance	2,343,750	234	2,216	(81,055)	(78,605)
March 31, 2008 -additional shares issued resulting from a 3 for 1 common stock split	4,687,500	469	(469)	-	-
June 13, 2008 -additional shares issued resulting from a 10 for 1 common stock split	63,281,250	6,328	(1,747)	(4,581)	-
July 7, 2008 -Restricted common stock issued in lieu of employee compensation	15,000,000	1,500			1,500
July 7, 2008 -Restricted common stock issued for contracted services	5,250,000	525			525
July 22, 2008 - Issuance of restricted common stock to Thera Vitae, Inc. per the terms of the letter of intent dated July 22, 2008	90,000,000	9,000			9,000
July 23, 2008 - Cancellation of common stock	(49,125,000)	(4,913)	4,913		-
September 30, 2008 - Net (Loss)				(21,550)	(21,550)
September 30, 2008 - Balance	131,437,500	$13,143	$4,913	$(107,186)	$(89,130)

The accompanying notes are an integral part of these financial statements

RegenoCell Theraputics Inc.
(A Development Stage Corporation)
Cash Flow Statement
For the Nine Months Ended September 30,

	2008	2007	February 1, 2002 (date of inception) through June 30, 2008

Cash Flows From Operating Activities:
Cash paid to suppliers	$(23,063)	$(29)	$(89,304)

Net cash provided by (used in) operating activities	(23,063)	(29)	(89,304)

Cash Flows From Investing Activities
(Purchase) of equipment		-	(4,600)
Investment in production activites	(16,442)	-	(16,442)
Net cash used in investing activities	(16,442)	-	(21,042)

Cash Flows From Financing Activities:
Proceeds from note payable	56,488	1,500	124,488
Repayment of notes payable	(25,593)	-	(25,593)
Sale of common stock	-	-	11,200
Repurchase of common stock	-	-	(8,750)

Net cash provided by (used in) financing activities	30,895	1,500	101,345

Net Increase (Decrease) in Cash	(8,610)	1,471	(9,000)
Cash Beginning of Period	(390)	271	-
Cash End of Period	$(9,000)	$1,742	$(9,000)

Reconciliation of Income in Net Assets to Net Cash Provided by Operating Activities:

Net Loss from Development Stage Activities	$(21,550)	$(4,351)	$(102,605)
Non cash activities:
Depreciation	4,913	230
Abandonment of Assets	1,875		4,600
Write off uncollected other receivable	250	-
Stock issued in lieu of compensation	2,025		2,025
Reconciliation Adjustments
(Decrease) in Accounts Payable	(2,200)		-
(Decrease) in Accrued Expenses	(2,000)	3,251	500
(Decrease) in Accrued Interest	(6,376)	841	1,263

Net cash provided by (used in) operating activites	$(23,063)	$(29)	$(94,216)

The accompanying notes are an integral part of these financial statements

RegenoCELL Therapeutics, Inc.
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS

Note 1 - Summary of Significant Company & Organization Policies

Organization and Business Operations

RegenoCELL Therapeutics, Inc. (formerly Good Buddy's Coffee Express, Inc.) (the "Company") was incorporated in the State of Florida on February 1, 2002. The Company’s main office was located in South Carolina and planned to develop a national chain of drive through, high quality coffee outlets. In July of 2008 the main office was relocated to Massachusetts and the corporate mission was amended to develop a stem cell therapy business for the treatment of congestive heart failure and peripheral artery disease, in lieu of its original goals. On July 7, 2008, the Company amended its Articles of Incorporation changing the name of the corporation to RegenoCELL Therapeutics, Inc. In addition the Company approved an employment agreement with James F. Mongiardo as President and Chief Executive Officer. In addition, Scott Massey, the former President, Chief Executive Officer and Director of the Company, and Phillips N. Dee, the former Director of the Company resigned from their positions as officers and directors of the Company and James F. Mongiardo was elected as Chief Executive Officer, President, Treasurer, Secretary and sole Director of the Company.

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

RegenoCELL Therapeutics, Inc.
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS

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

Fair Value of Financial Instruments

The carrying amounts of financial instruments including cash, accounts receivable, accounts payable and accrued expenses approximate fair value as of September 30, 2008 and 2007, as a result of the relatively short maturity of these instruments.

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

RegenoCELL Therapeutics, Inc.
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS

Note 4 - Notes Payable

The Company has issued unsecured promissory notes to a related party (James F. Mongiardo, demand note dated September 30, 2008) and unrelated individuals as of September 30, 2008. No demand has been placed or is anticipated to be placed and therefore, they have been classified as long term debt. The detail of the long term debt is as follows:

	Principal	Principal
	September 30,	December 31,
	2008	2007
November 28, 2003 - Due June 1, 2009	$-	$15,000	5% per annum
February 5, 2005 - Demand Note	47,823	53,000	5% per annum
June 26, 2008 - Convertible Demand Note
5% per annum, convertible to common stock
at $1.00 per share	42,625	-
September 30, 2008 - Demand Note, no interest	7,647	-
Total Debt	102,856	68,000
Less Current Portion	-	-
Long Term Debt	$102,856	$68,000

Interest expense for the quarter ending
September 30,	$1,768	$3,300

Note 5 - Income Taxes

The reconciliation of the statutory Federal income tax rate to the effective tax rate for the nine (9) months ended September 30, 2008 and September 30, 2007 are as follows:
	September 30, 2008		September 30, 2007

	Amount	Rate	Amount	Rate
Income Taxes at Statutory Rate	$(14,102)	-15.0%	$(11,038)	-15.0%
Increase (Decrease) in taxes
Valuation Allowance	14,102	15.0%	11,038	15.0%
	$-	0.0%	$-	0.0%

RegenoCELL Therapeutics, Inc.
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS

The major components of deferred tax assets are as follows:

	September 30, 2008	September 30, 2007
Deferred tax assets
Net operating loss carry forward	$(94,018)	$(73,589)
Valuation allowance	94,018	73,589
Net deferred tax assets	$-	$-

Note 6 - Stockholders Equity

On May 29, 2008 the Board of Directors unanimously voted to increase the authorized shares of both the preferred stock and common stock from 5,000,000 to 10,000,000 shares and from 20,000,000 to 200,000,000 shares respectively.

On May 29, 2008, the Board of Directors unanimously voted for a 10 for 1 forward stock split of the common shares effective for stockholders of record on June 13, 2008. The number of outstanding shares of common stock was adjusted from approximately 7,031,250 to 70,312,500 shares, resulting from the split.

On July 7, 2008, the Company Amended its Articles of Incorporation and increased the number of authorized common stock to 520,000,000 shares at a par value of $.0001 per share. The Company also issued 250,000 restricted common shares to Douglas T. Rice in lieu of payment for business consulting services, 5,000,000 restricted common shares to  Domenic Mazza for marketing consultation services and 15,000,000 restricted common shares to James F. Mongiardo CEO of the Company as employee compensation.

On July 22, 2008, in accordance with a Letter of Intent between TheraVitae, Inc and the Company to secure licensing rights from Thera Vitae, Inc., the Board of Directors placed 90,000,000 restricted common shares at par value of $0.0001.in escrow. These shares will be released upon completion and execution of the agreements incorporating the terms of the Letter of Intent. The Letter of Intent with TheraVitae provides for a non exclusive license in Mexico and later the Islands of the Caribbean to commercialize TheraVitae’s stem cell therapy for cardiovascular indications. The Company may establish clinics to treat congestive heart failure patients with VesCell, TheraVitae’s stem cell therapy. It also provides for an exclusive license in the United States, Canada and Mexico to obtain regulatory approvals and then market VesCell stem cell therapy for the treatment of peripheral artery disease.

On July 23, 2008, the Board authorized the cancellation from certain shareholders of 49,125,000 restricted common shares, par value $0.0001. Said shares were returned to the transfer agent for cancellation.

Note 7 - Going Concern

The Company has no revenues to date. Since its inception the Company has been dependent upon the receipt of capital investment to fund its continuing activities. In addition to the normal risks associated with a new business venture, there can be no assurance that the Company's business plan will be successfully executed. As has been stated, an insignificant amount of funds have been raised to date. In order to raise the necessary capital to commence its planned principal operations and to implement its business plan, the Company's management plans to complete a private placement of its common stock. The Company's ability to execute its business model will depend on its ability to obtain additional financing and achieve a profitable level of operations. There can be no assurance that sufficient financing will be obtained. Nor can any assurance be made that the Company will generate substantial revenues or that the business operations will prove to be profitable.

ITEM 2. Management’s Discussion and Analysis or Plan of Operations

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

On July 16, 2008 the Company began focusing on a new stem cell therapy business opportunity as set forth in a Letter of Intent dated March 31, 2008 with TheraVitae, Inc. by completing several actions. These actions included the filing of Amended Articles of Incorporation which among other matters changed the name of the corporation to RegenoCELL Therapeutics, Inc. and increased the authorized capitalization to 520,000,000 shares of Common Stock and 80,000,000 shares of Preferred Stock, approved Amended Bylaws, issued restricted common shares to Douglas T. Rice (250,000) for introducing this new business opportunity, Dominick Mazza (5,000,000) for consulting services for this new business opportunity and James F. Mongiardo (15,000,000) for negotiating the Letter of Intent which will become the new business of the corporation and for directing and building it as its President and Chief Executive Officer, ratified the March 31 Letter of Intent with TheraVitae, and approved the Employment Agreement with James F. Mongiardo as President and Chief Executive Officer.

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

Critical Accounting Policies

Our financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation. A complete summary of these policies is included in Note 2 of the notes to our historical financial statements. We have identified below the accounting policies that are of particular importance in the presentation of our financial position, results of operations and cash flows and which require the application of significant judgment by management.

Use of Estimates

The accompanying financial statements are prepared in conformity with accounting principles generally accepted in the United States of America and include certain estimates and assumptions which affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Accordingly, actual results may differ from these estimates.

Income Taxes

The Company follows the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS No. 109”), under which deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities. Deferred tax assets and liabilities are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. The provisions of SFAS No. 109 also require the recognition of future tax benefits such as net operating loss carry-forwards, to the extent that the realization of such benefits is more likely than not. To the extent that it is more likely than not that such benefit will not be received, the Company records a valuation allowance against the related deferred tax asset.

Research and Development Costs

Research and development costs are expensed as incurred. The cost of intellectual property purchased from others that is immediately marketable or that has an alternative future use is capitalized and amortized as intangible assets. Capitalized costs are amortized using the straight-line method over the estimated economic life of the related asset. The Company periodically reviews its capitalized intangible assets to assess recoverability based on the projected undiscounted cash flows from operations, and impairments are recognized in operating results when a permanent diminution in value occurs.

Off Balance Sheet Arrangements

The Company is not a party to any off-balance sheet arrangements.

Description of Property

The Company does not own any real property or any interest in real property and does not invest in real property or have any policies with respect thereto as part of its operations or otherwise.

Our principal office facility is presently located in space owned by our sole officer. Rent has not been charged for the office space, and it is not expected that rent will be charged in the near-term.

Management’s Discussion and Analysis and Plan of Operations

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

The results to date have been impressive. Over three hundred (300) congestive heart failure patients with no other options have shown similar results to a clinical trial of 24 patients. In that trial, statistically significant improvements between baseline and the three month and six month follow-up were achieved for:

•	Improvement in the six minutes walking test.

•	Increase in metabolic equivalent units (METs) during the stress test.

•	Decrease in the perfusion defect region of the target artery, meaning it had improved.

•	Decrease in the Canadian Cardiovascular Society (CCS) Grading Scale, meaning the patient has improved.

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

The Company anticipates earning revenues for the treatment of congestive heart failure patients although it is not anticipated that any revenues will be earned during the fourth quarter of 2008. The Company does not anticipate that during the next twelve months the Company will earn sufficient revenues to fully support all aspects of the new stem cell business plan and, therefore, will continue to seek new funding through equity financings.

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

ITEM 3. Controls and Procedures

 Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by our management, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of September 30, 2008. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding the required disclosures. Based on its evaluation, our management concluded, as of the end of the period covered by this report, that our disclosure controls and procedures were effective.

There has been no change in our internal control over financial reporting (as defined in Rule 13 a-15(f) under the Exchange Act) during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not party to any legal proceedings as of the date of this Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

On July 2, 2008 through written consent in lieu of a special meeting of the stockholders of Good Buddy’s Coffee Express, Inc., stockholders representing at least of majority of the outstanding stock of the Company agreed to pursue a new business opportunity as set forth in the March 31, 2008 Letter of Intent between TheraVitae, Inc. and RegenoCELL Therapeutics, Inc. to commercialize stem cell technology and approved, adopted, ratified and confirmed the following actions taken by the Board of Directors: (1) Amending the Articles of Incorporation; (2) Amending the Bylaws; (3) Issuing restricted common shares par value $0.0001 to Douglas T. Rice (250,000), Dominick Mazza (5,000,000) and James F. Mongiardo (15,000,000); (4) ratifying the Letter of Intent between TheraVitae, Inc. and RegenoCELL Therapeutics, Inc. dated March 31, 2008: (5) approving the Employment Agreement with James F. Mongiardo as President and Chief Executive Officer; and (6) upon concurrence of a majority of shareholders to the previous resolutions and actions, acceptance of the resignation of Scott Massey as President, Chief Executive Officer and director, the resignation of Phillips N. Dee as director, and the election and appointment of James F. Mongiardo as Chief Executive Officer, President, Treasurer and Secretary and director.

Item 5. Other Information

Not applicable.

Item 6. Exhibits and Reports on Form 8-K.

a) Exhibits

The following are exhibits included with this Quarterly Report on Form 10-Q:

31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b) Reports on Form 8-K

The Company filed a Current Report on Form 8-K on July 16 , 2008 in connection with the actions taken by the Board of Directors with the approval of at least a majority of the outstanding stock of the Company to implement the new stem cell therapy business opportunity.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGENOCELL THERAPEUTICS, INC.

Dated: November 13, 2008

By:	/s/ James F. Mongiardo
James F. Mongiardo Principal Executive Officer, President, Principal Financial Officer, Principal Accounting Officer, and Director