Form 10-K
period 2008-12-31
RegenoCELL Therapeutics, Inc.
filed 2009-03-31
CIK 1221749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

Commission File No.
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
(Title of Class)

OTC Bulletin Board (Subject To Approval of New Market Maker)
(Name of Each Exchange on Which Registered)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Yes ☒ No ☐

Large Accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer (Do not check	Smaller reporting company ☒
if a smaller reporting company) ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒  No ☐

The Company's revenues for the year ended December 31, 2008 were $0.

As of March 23, 2009, the aggregate market value of the voting stock held by non-affiliates of the registrant (based on a value of  $.02 per share) on March 23, 2009 was $528,750.

As of March 23, 2009, there were 131,437,500 shares of the registrant's Common Stock outstanding.

REGENOCELL THERAPEUTICS, INC.
INDEX TO ANNUAL REPORT ON FORM 10-K
Fiscal Year Ended December 31, 2008

PART I.

Item 1.	BUSINESS

Overview of the Company and its Prior Strategy

We were incorporated in Florida on February 1, 2002.

Prior Operations.

We were seeking the proper mix of product offerings, community identity and unique venue for cafes.  We spent time developing the proper taste we want to offer to our customers in coffee selection, the right reasons that customers will choose us over many other choices as well as develop an adequate base of financial support to sustain operations through the period necessary until cash flow from operations can sustain us.  We did not have any operating locations built, nor any agreements in place to open any locations.  The primary reason we did not opened a location is the financial requirement necessary to operate at a level necessary to sustain operations through the first six months. We anticipate that amount to be $150,000 which we were unable to raise.

Our Prior Business.

We planned to develop cafes in South Carolina and then in other states in the South East, featuring gourmet coffee, pastries and related items. Our objective was to develop cafes that will provide a forum for rapid service and a strong community identity with the widespread popularity of coffee and related products.  We intended to meet what we believe is an increasing demand for convenience and community at an affordable price.

Due to intense competition, we believed that it was no longer good enough just to open a cafe.  We believed that cafe owners must look for ways to differentiate their cafe from others in order to achieve and maintain a competitive advantage.

We recognized this need for differentiation and strongly believed that two features would add to this competitive advantage.  The first concept was to offer a convenient drive through that would allow the morning commuters rapid access to coffee without having to find parking and exit their automobile.  Secondly, we intended to have an active program of artistic entertainment and dialog through literature readings and orchestrated debates.

The Stem Cell Business Opportunity

On July 16, 2008 the Company changed focus to a new stem cell therapy business opportunity as set forth in a Letter of Intent dated March 31, 2008 with TheraVitae, Inc. by completing several actions. These actions included the filing of  Amended Articles of Incorporation which among other matters changed the name of the corporation to RegenoCELL Therapeutics, Inc. and increased its authorized capitalization to 600,000,000 shares, approved Amended Bylaws, issued restricted common shares, par value $.0001 per share, to Douglas T. Rice (250,000), Domenic Mazza (5,000,000) and James F. Mongiardo (15,000,000), ratified the March 31 Letter of Intent with TheraVitae, and approved the Employment Agreement with James F. Mongiardo as President and Chief Executive Officer.

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

Further in connection with this change in business focus, the Board of Directors accepted the resignations of Scott Massey and Phillips N. Dee as Directors and Officers of the Company and elected James F. Mongiardo to fill the vacancy on the Board.  Mr. Mongiardo was also elected to serve as Chief Executive Officer, President, Treasurer and Secretary.

Stem Cell Therapy

The ability to treat disease has been enhanced in the past two decades through the development of products utilizing techniques commonly referred to as “biotechnology”.  Our ability to treat has also been enhanced by a better understanding of the human genome.  Added to this mix of advanced new treatments have been products which are tissue engineered, that is utilizing cells to create tissue which treats the disease or damaged tissue.  Holding great promise for significant new advances in the treatment of disease and damaged tissue are stem cells.

Stem cells are cells which have the ability to produce other cells identical to themselves or to differentiate into specific cell lineages.  With these properties, stem cells play important roles in normal development and in the regeneration and repair of damaged tissue through the ability to differentiate into the type of cell needed for growth or repair.

The main sources of stem cells include (1) embryonic and fetal tissues; (2) umbilical cord blood; and (3) adult stem cells.  Embryonic stem cells are totipotent which means that they can differentiate into all cell types.  Use of embryonic stem cells has been subject to ethical controversy.  Because their proliferation is difficult to control, they have been linked to the formation of cancers.  More importantly, they possess a genome which is different than the patient’s genome raising safety issues which will take extensive clinical testing to resolve.

Umbilical cord blood stem cells are also capable of significant differentiation.  While not being subject to ethical controversy as embryonic stem cells, they still possess a genome which is different than the patient’s genome.  Many different choices may get a similarity in genomes but it will never be an identical match to the one person whose umbilical cord blood is being used to create the stem cells.

Adult stem cells are different.  They are autologous, meaning that they are derived from the patient for use in that patient.  Typical sources of adult stem cells include bone marrow or blood.  Any tissue of the patient may be used.  Adult stem cells are capable of differentiating into a variety of cell types without a risk of immunological rejection.  Without the safety concerns of immunological rejection associated with embryonic and umbilical cord blood stem cells, it is expected that the first stem cell products to market will be derived from adult stem cells.

Stem Cell Business

The new mission of the Company is to bring stem cell therapy treatments to the market as quickly as possible.  The Company has identified and entered into a Letter of Intent (“LOI”) with a company currently treating patients with adult stem cells for congestive heart failure and other indications.  TheraVitae, located in Bangkok, Thailand, has developed a process for which patent applications are pending to identify and process adult stem cells found in a patient’s blood.  These adult stem cells are grown into large numbers in vitro (outside the body) and then encouraged to differentiate into angiogenic precursor cells or blood vessel forming cells for the treatment of congestive heart failure.  These adult stem cells can also be used for the treatment of other conditions such as peripheral artery disease.

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

The results to date have been impressive.  After an animal trial in nude rats demonstrated safety and efficacy after myocardial infarction, a clinical trial was conducted with 24 patients.  Statistically significant improvements between baseline and the three month and six month follow-up were achieved for:

•	Improvement in the six minutes walking test.

•	Increase in metabolic equivalent units (METs) during the stress test.

•	Decrease in the perfusion defect at region of the target artery.

•	Decrease in the Canadian Cardiovascular Society (CCS) Grading Scale.

Subsequent to this clinical trial, compassionate use treatment of no option congestive heart failure patients began.  In total over three hundred (300) patients have been treated with this stem cell therapy.  The compassionate use results are very similar to the initial clinical trial reported.  Many of these compassionate use patients are from the United States and are still living many months and years after they had been told they would not survive more than three to six months.

The Company’s operations include two basic businesses. The first is an opportunity to generate revenue in the short term for the treatment of congestive heart failure.  The second is an opportunity to generate substantial revenues in the long term for the treatment of peripheral artery disease.
The first stem cell business is a non exclusive license to establish  clinics initially in Mexico and later in the Caribbean (exclusive of the Dominican Republic) to treat patients with adult stem cell therapy for congestive heart failure and all other cardiovascular indications. Patients may not be treated in the United States.  However,  patients from the United States may be identified, qualified, agree to the treatment, pay for it in advance and then have their blood drawn for processing.  When the stem cell therapy is ready for administration, the patient will travel outside the United States to a clinic (treatment site such as a hospital with a catherization laboratory) in Mexico or the Caribbean operated by a subsidiary of the Company to receive the treatment.  The market size for congestive heart failure in the United States is so large that multiple treatment clinics will be needed to handle potential demand.  Approximately five million patients have been diagnosed in the United States with congestive heart failure.  Up to seven hundred thousand (700,000) new cases are diagnosed each year.

There are over 1100 investigation stem cell clinical trials being conducted in the United States.  It will take multiple years for any product to be approved, especially   products derived from embryonic or umbilical cord blood stem cells.  In the interim, patients may benefit from adult stem cell treatment today through identification and qualification in the United States and the administration of treatment outside the United States.  The Company intends to be one of the first companies to benefit from the commercial possibilities associated with adult stem cell therapy through the establishment of clinics initially in Mexico and later in the Caribbean where  patients from the United States may be treated.  Thus, the Company will be among the first companies to be able to earn revenues and profit from adult stem cell therapy.

The second business is an exclusive license for the United States, Canada and Mexico for the treatment of peripheral artery disease (“PAD”).  Over ten million Americans suffer from poor circulation to their extremities.  PAD is especially prevalent among diabetics.  After standard treatments fail, the only alternative is amputation of the toes, foot or leg, sometimes fingers, hand or arm.  This adult stem cell therapy has been shown in pilot clinical trials to re-establish blood flow to the extremities resulting in saving the limbs from amputation.  The process for treating PAD is very similar to the process for treating congestive heart failure.  After the patient is qualified, a half liter of blood is drawn and sent for processing.  The adult stem cells are extracted, grown into large numbers and then encouraged to become angiogenic precursor cells.  This adult stem cell therapy is then injected in multiple locations in the limb which is experiencing poor circulation.

The Company will be responsible for all costs associated with obtaining all required regulatory approvals to market PAD in the United States, Canada and Mexico.  It will obtain an Investigational New Drug exemption to initiate clinical trials in the United States designed to obtain regulatory approval to market the product.  Such an  approval in the United States will have block buster potential, meaning that the market size is so large and flexibility of pricing so great given the alternative of amputation, that  the approved PAD stem cell therapy product may potentially generate revenues in excess of one billion dollars per annum.  Thus, this second business has substantial long term upside potential.

Manufacturing and Distribution

We will be purchasing the stem cell therapy from TheraVitae.  The price for cardiovascular indications for our clinic to be established in Mexico is $ 20,000 per patient subject to certain discounts.  We are entitled to the best pricing offered any customer for cardiovascular indications in either Mexico or the Islands of the Caribbean.  For the clinical trials which we intend to conduct in the United States for the treatment of peripheral artery disease, TheraVitae will supply the product at cost in accordance with the Food and Drug Administration Clinical Trial regulations.

Delivery of the stem cell therapy for cardiovascular indications is made in a catherization laboratory equipped to conduct angiograms, angioplasty and minimally invasive cardiac procedures.  Such laboratories are found in hospitals or can be free standing.  It is the initial intention of the Company to find a suitable catherization laboratory in Mexico which is located in an area with additional medical facilities capable of handling emergency cardiac cases to administer the stem cell therapy purchased from TheraVitae.  It is anticipated that a contract can be negotiated with the catherization laboratory for use of its facilities on reasonable terms. Eventually it may be economically advantageous for the Company to construct such a facility.

Competition

With over 1100 stem cell clinical trials authorized by the United States Food and Drug Administration in the United States, there are many companies researching and developing progenitor cell treatments for cardiovascular disease and peripheral artery disease. Among these are a number of well-established companies with recognized names.  In order to effectively compete, we will be required to make substantial investments in sales and marketing as well as research and development.  Many products are sold by companies with greater resources than the Company and there is no assurance that we will be successful in gaining significant market share for the treatment of congestive heart failure outside the United States with stem cell therapy, obtaining approval to market stem cell therapy in the United States for the treatment of peripheral artery disease or even with such approval that such product will earn a return on investment.

While there are many approved treatment options for congestive heart failure and peripheral artery disease, the focus of the Company is on no option patients.  Thus, the many approved treatment options are no longer effective and the patient is either at risk of dying within a short period of time (congestive heart failure) or having a limb amputated (peripheral artery disease).  There are many investigations and research programs underway by companies with more resources to develop new treatment options which would be competitive to the Company’s stem cell therapy.  In addition to the potential competition from these efforts, the Company does have one primary direct competitor for the treatment outside the United States of congestive heart failure patients. Regenocycte Therapeutic, LLC has entered into a similar non-exclusive relationship for cardiovascular indications with TheraVitae and has established a clinic in the Dominican Republic for the administration of stem cell therapy purchased from TheraVitae.  The principal shareholder of Regenocycte Therapeutic, LLC  is the United States Director of Cardiology for TheraVitae, a physician with a cardiovascular clinic in Florida.

Regardless of any perceived or actual benefits and advantages, our technologies and products may be rendered obsolete or noncompetitive as a result of products introduced by competitors.  Most of our competitors have substantially greater financial and technical resources, production and marketing capabilities and related experience.  The greater resources, capabilities and experience of our competitors may enable them to develop, manufacture and market their products more successfully and at a lower cost.  In addition, many of our competitors have significantly greater experience in conducting preclinical testing and clinical trials and obtaining regulatory approvals.  Accordingly, our competitors may succeed in obtaining Food and Drug Administration (“FDA”) and related approvals for products more rapidly than we will, which may give them an advantage in achieving market acceptance of their products.

Moreover, our technologies and products will likely be affected by technological change in the future.  Management will have to continue to stay abreast of these changes as they affect product configuration, and will have to remain vigilant and nimble in order to prevent early investments from becoming obsolete and other competitive firms who enter later obtaining an advantage with newer technologies and processes.  There can be no assurances that we will be able to successfully develop and market our products or respond effectively to technological changes or new product announcements by others.  Further, our success depends on the popularity of our products and services and related technology in the commercial arena, which we cannot guarantee. We also cannot guarantee that our products and services will not become unmarketable or obsolete by a competitor’s more rapid introduction to the marketplace.

Intellectual Property Matters

Where appropriate, we will seek patent, trademark and other proprietary rights protection for the products and brands we develop or introduce.  In other cases, we will seek to license the rights to use the patents, trademarks and other proprietary rights of others in support of our business strategy, such as is currently the case with the TheraVitae stem cell therapy.  However, there can be no assurance that patent, trademark and other proprietary rights will issue for any applications we file or that we will be able to license such products and rights on terms acceptable to the Company, or at all.  To date, the Company has not filed any applications or registrations for any patent, trademark and other proprietary rights.

With respect to the Letter of Intent, TheraVitae is the owner of certain proprietary technology and rights for an angiogenic cell precursor-based product (VesCell™) covered by trade secret and patent applications, actions or continuations; more specifically, November 24, 2004 United States Patent Application 11/271,043; June 1, 2005 United States Number 60/576,266; 60/588,520; PCT/IL2005/000571; December 14, 2005 United States Number 60/636,391; 60/668,739; PCT/IL2005/001345; December 14, 2005 United States Number 60/668,739; 60/636,391; PCT/IL2005/001348; May 31, 2006 United States Number 60/687,115; PCT/IL2006/000633; and March 8, 2006 United States Number 60/780,781, Provisional Application. TheraVitae and/or its affiliates presently treat patients in Bangkok, Thailand and other locations with VesCell™ for cardiovascular and other indications such as peripheral artery disease.  Pursuant to the grant of a non exclusive license for congestive heart failure and exclusive license for peripheral artery disease, the Letter of Intent provides that the Company will pay TheraVitae upon closing its first and subsequent financings as a license fee of twenty-five percent (25%) of the proceeds of each financing to a maximum of $1,000,000.

Regulatory Matters

     The research and development, preclinical studies and clinical trials, and ultimately, the culturing, manufacturing, marketing and labeling of our product candidates are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries. While stem cell therapy may be regulated pursuant to different statutes, we believe that stem cell therapy is subject to regulation in the United States as a biological product.  Whatever regulatory pathway is selected by the FDA, any pathway will involve similar requirements as those for biological products.

     Biological products are subject to regulation under the Federal Food, Drug, and Cosmetic Act, or the FD&C Act, the Public Health Service Act, or the PHS Act and their respective regulations as well as other federal, state, and local statutes and regulations. The FD&C Act and the PHS Act and the regulations promulgated thereunder govern, among other things, the testing, cell culturing, manufacturing, safety, efficacy, labeling, storage, record keeping, approval, clearance, advertising and promotion of stem cell therapy. Preclinical studies, clinical trials and the regulatory approval process typically take years and require the expenditure of substantial resources. If regulatory approval or clearance of a product is granted, the approval or clearance may include significant limitations on the indicated uses for which the product may be marketed.

FDA Regulation — Approval of Biological Products

     The steps ordinarily required before a biological product may be marketed in the United States include:

•	completion of preclinical studies according to good laboratory practice regulations;

•	the submission of an IND application to the FDA, which must become effective before human clinical trials may commence;

•	performance of adequate and well-controlled human clinical trials according to good clinical practices to establish the safety and efficacy of the proposed biological product for its intended use;

•	satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities at which the product is manufactured, processes, packaged or held to assess compliance cGMP; and

•	the submission to, and review and approval by, the FDA of a biologics license application, or BLA, that includes satisfactory results of preclinical testing and clinical trials.

Preclinical tests include laboratory evaluation of the product candidate, its formulation and stability, as well as animal studies to assess the potential safety and efficacy of the product candidate. The FDA requires that preclinical tests be conducted in compliance with good laboratory practice regulations. The results of preclinical testing are submitted as part of an IND application to the FDA together with manufacturing information for the clinical supply, analytical data, the protocol for the initial clinical trials and any available clinical data or literature. A 30-day waiting period after the filing of each IND application is required by the FDA prior to the commencement of clinical testing in humans. In addition, the FDA may, at any time during this 30-day waiting period or any time thereafter, impose a clinical hold on proposed or ongoing clinical trials. If the FDA imposes a clinical hold, clinical trials cannot commence or recommence without FDA authorization.

     Clinical trials to support BLAs involve the administration of the investigational product to human subjects under the supervision of qualified investigators. Clinical trials are conducted under protocols detailing, among other things, the objectives of the study, the parameters to be used in monitoring safety and the efficacy criteria to be evaluated.

     Clinical trials are typically conducted in three sequential phases, but the phases may overlap:

     In Phase I clinical trials, the initial introduction of the biological product candidate into human subjects or patients, the product candidate is tested to assess safety, dosage tolerance, absorption, metabolism, distribution and excretion, including any side effects associated with increasing doses.

     Phase II clinical trials usually involve studies in a limited patient population to identify possible adverse effects and safety risks, preliminarily assess the efficacy of the product candidate in specific, targeted indications; and assess dosage tolerance and optimal dosage.

     If a product candidate is found to be potentially effective and to have an acceptable safety profile in Phase II evaluations, Phase III trials are undertaken within an expanded patient population at multiple study sites to further demonstrate clinical efficacy and safety, further evaluate dosage and establish the risk-benefit ratio of the product and an adequate basis for product labeling.

     Phase IV, or post-marketing, trials may be mandated by regulatory authorities or may be conducted voluntarily. Phase IV trials are typically initiated to monitor the safety and efficacy of a biological product in its approved population and indication but over a longer period of time, so that rare or long-term adverse effects can be detected over a much larger patient population and time than was possible during prior clinical trials. Alternatively, Phase IV trials may be used to test a new method of product administration, or to investigate a product’s use in other indications. Adverse effects detected by Phase IV trials may result in the withdrawal or restriction of a drug.

     If the required Phase I, II and III clinical testing is completed successfully, the results of the required clinical trials, the results of product development, preclinical studies and clinical trials, descriptions of the manufacturing process and other relevant information concerning the safety and effectiveness of the biological product candidate are submitted to the FDA in the form of a (Biologics License Application (“BLA”). In most cases, the BLA must be accompanied by a substantial user fee. The FDA may deny a BLA if all applicable regulatory criteria are not satisfied or may require additional data, including clinical, toxicology, safety or manufacturing data. It can take several years for the FDA to approve a BLA once it is submitted, and the actual time required for any product candidate may vary substantially, depending upon the nature, complexity and novelty of the product candidate.

     Before approving an application, the FDA will inspect the facility or facilities where the product is manufactured. The FDA will not approve a BLA unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements.

     If the FDA evaluations of the BLA and the manufacturing facilities are favorable, the FDA may issue either an approval letter or an approvable letter. The approvable letter usually contains a number of conditions that must be met to secure final FDA approval of the BLA. When, and if, those conditions have been met to the FDA’s satisfaction, the FDA will issue an approval letter. If the FDA’s evaluation of the BLA or manufacturing facility is not favorable, the FDA may refuse to approve the BLA or issue a non-approvable letter that often requires additional testing or information.

There can be no assurances that approval will be granted for stem cell therapy or any future product or product candidate, whether in the United States or elsewhere, on a timely basis or at all.  Furthermore, if approval is granted, the product would be subject to continuing regulatory regulations and oversight.  The approval process is expensive and can take a long time to complete, and the cost involved in satisfying applicable ongoing compliance requirements is high.

Research and Development

The Company did not invest in research and development for its previous business plan to develop cafes in South Carolina and then in other states in the South East featuring gourmet coffee, pastries and related items.  In order to implement the new business strategy, the Company will have to invest in research and development with respect to its treatment of patients outside the United States initially in a clinic in Mexico and later in the Caribbean and for submitting an IND for stem cell therapy treatment for peripheral artery disease in the United States and Canada and conducting the clinical trials necessary to apply for approval to market for this indication.

Employees

The Company currently employs one individual, James F. Mongiardo, its sole director and officer.  We anticipate that we will hire additional employees once we have raised adequate funding and as we commence operations. From time-to-time, we anticipate that we will use the services of independent contractors and consultants to support our business development. We believe our future success depends in large part upon the continued service of our key technical and senior management personnel and our ability to attract and retain highly qualified technical and managerial personnel.

Item 1A.  Risk Factors

Risks Related to our Business

The new stem cell business is subject to completion of definitive agreements.

Our new stem cell business is subject to completion of definitive agreements with TheraVitae, Inc.  There is no assurance that such agreements will be completed or that they will be completed on substantially the same terms as set forth in the Letter of Intent.

Any adverse development in our ability to treat patients in Mexico with stem cell technology could substantially depress our stock price and prevent us from raising the capital we will need to further develop our stem cell technology.

To an unusual extent, our ability to progress as a company is significantly dependent on our ability to treat patients in Mexico with stem cell technology.  Any clinical, regulatory or other development that prevents or delays us from treating patients in Mexico, or any safety issue or adverse side effect to any patient that occurs during such treatment, or the failure to enroll patients as anticipated or to show the results expected by investors, would likely significantly depress our stock price and could prevent us from raising the substantial additional capital we will require to further develop stem cell technologies.

Our financial situation is precarious and, based on currently estimated operating expenses, our existing capital resources may not be sufficient to fund our operations beyond the next 6 months.

We have incurred significant operating losses and negative cash flows from operations since inception. We have not achieved profitability and may not be able to realize sufficient revenues to achieve or sustain profitability in the future. We expect to incur additional and increasing operating losses. We have limited liquidity and capital resources and must obtain significant additional capital resources in order to sustain our product development efforts and for acquisition of technologies and intellectual property rights, preclinical and clinical testing of our anticipated products, pursuit of regulatory approvals, acquisition of capital equipment, laboratory and office facilities, establishment of production capabilities, maintaining and enforcing our intellectual property portfolio, general and administrative expenses and other working capital requirements. We rely on cash reserves and proceeds from equity offerings to fund our operations. If we exhaust our cash reserves and are unable to realize adequate financing, we may be unable to meet operating obligations and be required to initiate bankruptcy proceedings. Our existing capital resources may not be sufficient to fund our operations beyond the next 6 months. We intend to pursue opportunities to obtain additional financing in the future through equity and debt financings, corporate alliances, grants and collaborative research arrangements. The source, timing and availability of any future financing will depend principally upon market conditions, interest rates and, more specifically, on our progress in our exploratory, preclinical and future clinical development programs. Funding may not be available when needed — at all or on terms acceptable to us. Lack of necessary funds may require us to delay, scale back or eliminate some or all of our research and product development programs and/or our capital expenditures or to license our potential products or technologies to third parties.

Our product development programs are based on novel technologies and are inherently risky.

We are subject to the risks of failure inherent in the development of products based on new technologies. The novel nature of our therapeutic products creates significant challenges in regards to product development and optimization, manufacturing, government regulation, third party reimbursement and market acceptance. For example, the FDA has relatively little experience with stem cell-based therapeutics, and the pathway to regulatory approval for our product candidates may accordingly be more complex and lengthy than the pathway for new conventional drugs. These challenges may prevent us from developing and commercializing products on a timely or profitable basis or at all.

Our technology is at an early stage of development, and we may fail to develop any commercially acceptable or profitable products.

Before we may commercially market any product in the United States, we must obtain regulatory approval from the FDA after conducting extensive preclinical studies and clinical trials that demonstrate that our product candidates are safe and effective for each disease for which we seek approval. We expect that none of our stem cell therapy product candidates will be commercially available for five years, if at all, in the United States.

In the United States we will have to obtain approval from the FDA to conduct clinical trials. There is no assurance that the FDA will ever grant such approval.  Even with approval by the FDA to conduct Phase I or Phase I/II clinical trials, there can be no assurance that the clinical investigators will be able to identify suitable candidates for the trials or of a successful outcome of the trials if candidates are enrolled. We may fail to obtain regulatory approvals or to commercialize any products.  Any product using stem cell technology may fail to:

o	provide the intended therapeutic benefits; or
o	achieve therapeutic benefits equal to or better than the standard of treatment at the time of testing.

In addition, our products may cause undesirable side effects. Results of preclinical research may not be indicative of the results that will be obtained in later stages of preclinical or clinical research. If regulatory authorities do not approve our products or if we fail to maintain regulatory compliance, we would be unable to commercialize our products, and our business and results of operations would be harmed. Furthermore, because stem cells are a new form of therapy, the marketplace may not accept any products we may develop. If we do succeed in developing products, we will face many potential obstacles such as the need to obtain regulatory approvals and to develop or obtain manufacturing, marketing and distribution capabilities. In addition, we will face substantial additional risks such as product liability claims.

We may need but fail to obtain partners to support our stem cell development efforts and to commercialize our technology.

Equity and debt financings alone may not be sufficient to fund the cost of developing our stem cell technologies, and we may need to rely on our ability to reach partnering arrangements to provide financial support for our stem cell discovery and development efforts. In addition, in order to successfully develop and commercialize our technology, we may need to enter into a wide variety of arrangements with corporate sponsors, pharmaceutical companies, universities, research groups and others. While we  expect  to engage in discussions regarding such arrangements, we have not reached any agreement, and we may fail to obtain any such agreement on terms acceptable to us. Even if we enter into these arrangements, we may not be able to satisfy our obligations under them or renew or replace them after their original terms expire. Furthermore, these arrangements may require us to grant certain rights to third parties, including exclusive marketing rights to one or more products, may require us to issue securities to our collaborators or may contain other terms that are burdensome to us. If any of our collaborators terminates our relationship with us or fails to perform our obligations in a timely manner, the development or commercialization of our technology and potential products may be adversely affected.

We have a history of operating losses, and we may fail to obtain revenues or become profitable.

We expect to continue to incur substantial operating losses in the future in order to conduct our research and development activities, and, if those activities are successful, to fund clinical trials and other expenses. These expenses include the cost of acquiring technology, product testing, acquiring regulatory approvals, establishing production, marketing, sales and distribution programs and administrative expenses. We have not earned any revenues from sales of any product. We expect that any revenues we may obtain in the foreseeable future will be derived from the treatment of patients in Mexico with stem cell technology. We have not yet treated any patients in Mexico.

If we are unable to protect our patents and proprietary rights, our business, financial condition and results of operations will be harmed.

We have entered into a Letter of Intent to license or intend to license a number of patents and pending patent applications related to various stem cells and methods of deriving and using them. Patent protection for products such as those we propose to develop is highly uncertain and involves complex and continually evolving factual and legal questions. The governmental authorities that consider patent applications can deny or significantly reduce the patent coverage requested in an application before or after issuing the patent. Consequently, we do not know whether any of our pending applications will result in the issuance of patents, if any existing or future patents will provide sufficient protection or significant commercial advantage or if others will circumvent these patents. We cannot be certain that we were the first to discover the inventions covered by each of our pending patent applications or that we were the first to file patent applications for such inventions because patent applications are secret until they are published, and because publication of discoveries in the scientific or patent literature often lags behind actual discoveries. Patents may not issue from our pending or future patent applications or, if issued, may not be of commercial benefit to us. In addition, our patents may not afford us adequate protection from competing products. Third parties may challenge our patents or governmental authorities may declare them invalid or reduce their scope. In the event that a third party has also filed a patent application relating to inventions claimed in our patent applications, we may have to participate in proceedings to determine priority of invention. Even if a patent issues, a court could decide that the patent was issued invalidly. Because patents issue for a limited term, our patents may expire before we utilize them profitably. Procedures of the European Patent Office, third parties may oppose our issued European patents during the relevant opposition period. These proceedings and oppositions could result in substantial uncertainties and cost for us, even if the eventual outcome is favorable to us, and the outcome might not be favorable to us.

If we learn of third parties who infringe our patent rights, we may need to initiate legal proceedings to enforce our patent rights. These proceedings may entail significant costs, and these third parties may have significantly greater financial resources than us. We may not prevail in these proceedings.

Proprietary trade secrets and unpatented know-how are also important to our research and development activities. We cannot be certain that others will not independently develop the same or similar technologies on their own or gain access to our trade secrets or disclose such technology or that we will be able to meaningfully protect our trade secrets and unpatented know-how. We require our employees, consultants, and significant scientific collaborators and sponsored researchers to execute confidentiality agreements upon the commencement of an employment or consulting relationship with us. These agreements may, however, fail to provide meaningful protection or adequate remedies for us in the event of unauthorized use, transfer or disclosure of such information or technology.

If others are first to discover and patent the stem cells we are seeking to discover, we could be blocked from further work on those stem cells.

Because the first person or entity to discover and obtain a valid patent to a particular stem cell may effectively block all others, it will be important for us or our collaborators to be the first to discover any stem cell and methods that we are seeking to discover. Failure to be the first could prevent us from commercializing all of our research and development affected by that patent.

If we are unable to obtain necessary licenses to third-party patents and other rights, we may not be able to commercially develop our expected products.

A number of pharmaceutical, biotechnology and other companies, universities and research institutions have filed patent applications or have received patents relating to cell therapy, stem cells and other technologies potentially relevant to or necessary for our expected products. We cannot predict which, if any, of the applications will issue as patents, and there may be existing patents of which we are currently unaware which the commercialization of our product candidates would infringe. If third party patents or patent applications contain valid claims that our technology infringes upon their technology, we may be prevented from commercializing that technology unless the third party is willing to grant a license to us. We may be unable to obtain licenses to the relevant patents at a reasonable cost, if at all, and may also be unable to develop or obtain alternative non-infringing technology. If we are unable to obtain such licenses or develop non-infringing technology at a reasonable cost, our business could be significantly harmed. Also, any infringement lawsuits commenced against us may result in significant costs, divert our management's attention and result in an award against us for substantial damages.

We are aware of intellectual property rights held by third parties that relate to products or technologies we are developing. For example, some aspects of our stem cell product candidates involve the use of growth factors, antibodies and other reagents that may, in certain cases, be the subject of third party rights. Before we commercialize any product using these growth factors, antibodies or reagents, we may need to obtain license rights from third parties or use alternative growth factors, antibodies and reagents that are not then the subject of third party patent rights. We currently believe that the commercialization of our products as currently planned will not infringe these third party rights, or, alternatively, that we will be able to obtain necessary licenses or otherwise use alternate non-infringing technology. However, third parties may nonetheless bring suit against us claiming infringement. If we are unable to prove that our technology does not infringe their patents, or if we are unable to obtain necessary licenses or otherwise use alternative non-infringing technology, we may not be able to commercialize any products. Also, if we use alternative non-infringing technology, we may need to demonstrate comparability in subsequent clinical trials.

We have obtained rights to technologies, processes and compounds that we believe may be important to the development of our products. These licensors, however, may cancel our licenses  if we fail to use the relevant technology or otherwise breach these agreements. Loss of these licenses could expose us to the risk that our technology infringes the rights of third parties. We can give no assurance that any of these licenses will provide effective protection against our competitors.

We compete with companies that have significant advantages over us.

It is expected that our therapeutic products will have to compete with a variety of therapeutic products and procedures. Major pharmaceutical companies currently offer a number of pharmaceutical products to treat congestive heart failure and peripheral artery disease and other diseases for which our technologies may be applicable. Many pharmaceutical and biotechnology companies are investigating new drugs and therapeutic approaches for the same purposes, which may achieve new efficacy profiles, extend the therapeutic window for such products, alter the prognosis of these diseases, or prevent their onset. We believe that our products, when and if successfully developed, will compete with these products principally on the basis of improved and extended efficacy and safety and their overall economic benefit to the health care system. The market for therapeutic products is large, and competition is intense. We expect competition to increase. We believe that our most significant competitors will be fully integrated pharmaceutical companies and more established biotechnology companies. Smaller companies may also be significant competitors, particularly through collaborative arrangements with large pharmaceutical or biotechnology companies. Many of these competitors have significant products approved or in development that could be competitive with our products.

Competition for any stem cell products that we may develop may be in the form of existing and new drugs, other forms of cell transplantation, ablative and simulative procedures, and gene therapy. Some competitors are also trying to develop stem and progenitor cell-based technologies. These products may compete with our therapeutic products based on efficacy, safety, cost and intellectual property positions.

We may also face competition from companies that have filed patent applications relating to the use of genetically modified cells to treat disease, disorder or injury. In the event our therapies should require the use of such genetically modified cells, it may be required to seek licenses from these competitors in order to commercialize certain of our proposed products, and such licenses may not be granted or may be available only on unfavorable terms.

If we develop products that receive regulatory approval, we would then have to compete for market acceptance and market share. For certain of our products, an important success factor will be the timing of market introduction of competitive products. This is a function of the relative speed with which we and our competitors can develop products, complete the clinical testing and approval processes, and supply commercial quantities of a product to market. These competitive products may also impact the timing of clinical testing and approval processes by limiting the number of clinical investigators and patients available to test our products.

While we believe that the primary competitive factors will be product efficacy, safety, and the timing and scope of regulatory approvals, other factors include, in certain instances, obtaining marketing exclusivity under the Orphan Drug Act, availability of supply, marketing and sales capability, reimbursement coverage, price, and patent and technology position.

Development of our technology is subject to and restricted by extensive government regulation, which could impede our business.

Our research and development efforts, as well as any future clinical trials, and the manufacturing and marketing of any products we may develop, will be subject to and restricted by extensive regulation by governmental authorities in the United States and other countries. The process of obtaining FDA and other necessary regulatory approvals is lengthy, expensive and uncertain. We or our collaborators may fail to obtain the necessary approvals to commence or continue clinical testing or to manufacture or market our potential products in reasonable time frames, if at all. In addition, the United States Congress and other legislative bodies may enact regulatory reforms or restrictions on the development of new therapies that could adversely affect the regulatory environment in which we operate or the development of any products we may develop.

We base our research and development on the use of human stem cells obtained from the blood of the patient. The federal and state governments and other jurisdictions impose restrictions on the use of blood. These regulatory and other constraints could prevent us from obtaining cells and other components of our products in the quantity or quality needed for their development or commercialization. These restrictions change from time to time and may become more onerous. Certain components used to manufacture our stem cell product candidates may need to be manufactured in compliance with the FDA's Good Manufacturing Practices, or cGMP. Accordingly, we may need to enter into supply agreements with companies that manufacture these components to cGMP standards.

Government regulation and threatened regulation of embryonic tissue may lead top researchers to leave the field of stem cell research, or the country, in order to assure that their careers will not be impeded by restrictions on their work. Similarly, these factors may induce the best graduate students to choose other fields less vulnerable to changes in regulatory oversight, thus exacerbating the risk, discussed below, that we may not be able to attract and retain the scientific personnel we need in face of the competition among pharmaceutical, biotechnology and health care companies, universities and research institutions for what may become a shrinking class of qualified individuals. Moreover, it is possible that concerns regarding research using embryonic stem cells will negatively impact our stock price and our ability to attract collaborators and investors.

We may apply for status under the Orphan Drug Act for some of our therapies to gain a seven-year period of marketing exclusivity for those therapies. The United States Congress in the past has considered, and in the future again may consider, legislation that would restrict the extent and duration of the market exclusivity of an orphan drug. If enacted, such legislation could prevent us from obtaining some or all of the benefits of the existing statute even if we were to apply for and obtain orphan drug status with respect to a potential product.

We are dependent on the services of key personnel.

We are highly dependent on the principal members of our management and scientific staff and some of our outside consultants, including our chief executive officer and our chief medical officer. Although we have entered into employment agreements with some of these individuals, they may terminate their agreements at any time. In addition, our operations are dependent upon our ability to attract and retain additional qualified scientific and management personnel. We may not be able to attract and retain the personnel we need on acceptable terms given the competition for experienced personnel among pharmaceutical, biotechnology and health care companies, universities and research institutions.

Our activities involve hazardous materials and experimental animal testing; improper handling of these animals and materials by our employees or agents could expose us to significant legal and financial penalties.

Our research and development activities involve the controlled use of hazardous chemicals and potentially hazardous biological materials such as human tissue and animals. Their use subjects us to environmental and safety laws and regulations such as those governing laboratory procedures, exposure to blood-borne pathogens, use of animals and the handling of bio-hazardous materials. Compliance with current or future laws and regulations may be expensive and the cost of compliance could adversely affect us.

Although we believe that our safety procedures for using, handling, storing and disposing of hazardous and potentially hazardous materials comply with the standards prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be eliminated. In the event of such an accident or of any violation of these or future laws and regulations, state or federal authorities could curtail our use of these materials; we could be liable for any civil damages that result, the cost of which could be substantial; and we could be subjected to substantial fines or penalties. In addition, any failure by us to control the use, disposal, removal or storage, or to adequately restrict the discharge, or to assist in the cleanup of hazardous chemicals or hazardous, infectious or toxic substances could subject us to significant liability. Any such liability could exceed our resources and could have a material adverse effect on our business, financial condition and results of operations. Moreover, an accident could damage our research and manufacturing facilities and operations and result in serious adverse effects on our business.

The manufacture, development and commercialization of stem cell products expose us to product liability claims, which could lead to substantial liability.

By developing and, ultimately, commercializing medical products, we are exposed to the risk of product liability claims. Product liability claims against us could entail substantial litigation costs and damage awards against us. We are not able to obtain product liability insurance for the treatment of patients in Mexico and therefore are exposed to product liability claims which could lead to substantial liability. We intend to obtain liability insurance that covers our clinical trials in the United States, and we will need to increase our insurance coverage if and when we begin commercializing products in the United States. We may not be able to obtain insurance on acceptable terms, if at all, and the policy limits on our insurance policies may be insufficient to cover our liability.

Since health care insurers and other organizations may not pay for our products or may impose limits on reimbursements, our ability to become profitable could be reduced.

In both domestic and foreign markets, sales of potential products are likely to depend in part upon the availability and amounts of reimbursement from third party health care payor organizations, including government agencies, private health care insurers and other health care payors, such as health maintenance organizations and self-insured employee plans. There is considerable pressure to reduce the cost of therapeutic products, and government and other third party payors are increasingly attempting to contain health care costs by limiting both coverage and the level of reimbursement for new therapeutic products and by refusing, in some cases, to provide any coverage for uses of approved products for disease indications for which the FDA has not granted marketing approval. Significant uncertainty exists as to the reimbursement status of newly approved health care products or novel therapies such as ours. Even if we obtain regulatory approval to market our products, we can give no assurance that reimbursement will be provided by such payors at all or without substantial delay or, if such reimbursement is provided, that the approved reimbursement amounts will be sufficient to enable us to sell products we develop on a profitable basis. Changes in reimbursement policies could also adversely affect the willingness of pharmaceutical companies to collaborate with us on the development of our stem cell technology. We also expect that there will continue to be a number of federal and state proposals to implement government control over health care costs. Efforts at health care reform are likely to continue in future legislative sessions. We do not know what legislative proposals federal or state governments will adopt or what actions federal, state or private payers for health care goods and services may take in response to health care reform proposals or legislation. We cannot predict the effect government control and other health care reforms may have on our business.

We have limited liquidity and capital resources and may not obtain the significant capital resources we will need to sustain our research and development efforts.

We have limited liquidity and capital resources and must obtain substantial additional capital to support our research and development programs, for acquisition of technology and intellectual property rights and, to the extent we decide to undertake these activities ourselves, for preclinical and clinical testing of our anticipated products, pursuit of regulatory approvals, establishment of production capabilities, maintaining and enforcing our intellectually property portfolio, establishment of marketing and sales capabilities and distribution channels, and general administrative expenses. If we do not obtain the necessary capital resources, we may have to delay, reduce or eliminate some or all of our research and development programs or license our technology or any potential products to third parties rather than commercialize them ourselves. We intend to pursue our needed capital resources through equity and debt financings, corporate alliances, grants and collaborative research arrangements. We may fail to obtain the necessary capital resources from any such sources when needed or on terms acceptable to us. Our ability to complete successfully any such arrangements will depend upon market conditions and, more specifically, on continued progress in our research and development efforts.

Ethical and other concerns surrounding the use of stem cell therapy may negatively affect regulatory approval or public perception of our product candidates, which could reduce demand for our products.

The use of stem cells for research and therapy has been the subject of debate regarding related ethical, legal and social issues. Although these concerns have mainly been directed to the use of embryonic stem cells, which we do not use, the distinction between embryonic and non-embryonic stem cells is frequently overlooked. Negative public attitudes toward stem cell therapy could result in greater governmental regulation of stem cell therapies, which could harm our business. For example, concerns regarding such possible regulation could impact our ability to attract collaborators and investors. Government regulation and threatened regulation of embryonic tissue could also harm our ability to attract and retain qualified scientific personnel by causing top researchers to leave the country or the field of stem cell research altogether; and by encouraging the best graduate students to choose other fields that are less vulnerable to changes in regulatory oversight.

Risks Related to the Securities Market

Our stock price will likely be highly volatile, which may negatively affect our ability to obtain additional financing in the future.

The market price of our stock is likely to be highly volatile due to the risks and uncertainties described in this risk factors section, as well as other factors, including:

•	our ability to develop and test our technology;

•	our ability to patent or obtain licenses to necessary technology;
•	our ability to find private pay patients for treatment outside the United States;
•	our ability to treat patients in Mexico;
•	conditions and publicity regarding the industry in which we operate, as well as the specific areas our product candidates seek to address;
•	competition in our industry;
•	price and volume fluctuations in the stock market at large that are unrelated to our operating performance; and
•	comments by securities analysts, or our failure to meet market expectations.

As a result of this volatility, an investment in our stock is subject to substantial risk. Furthermore, the volatility of our stock price could negatively impact our ability to raise capital in the future.

We are contractually obligated to issue shares in the future, diluting the interest of current shareholders.

As of March 31, 2009, there were contractual obligations to issue stock options to purchase 500,000 shares of our common stock. Moreover, we expect to issue additional options to purchase shares of our common stock to compensate employees, consultants and directors, and may issue additional shares to raise capital, to acquire other companies or technologies, to pay for services or for other corporate purposes. Any such issuances will have the effect of diluting the interest of current shareholders.

We are not able to trade on the OTC Bulletin Board until a new market maker is approved.

The shares of the Company have not traded.  The market maker who obtained approval to trade the Company’s shares on the OTC Bulletin Board has gone out of business.  Until a new market maker is identified and approved for trading the Company’s shares on this market, the Company’s shares may not be traded on the OTC Bulletin Board.  While the Company believes that this issue will be resolved in the next 30 to 90 days, there is no assurance that this will occur.

Item 1B. Unresolved Staff Comments

There are no unresolved staff comments.

Item 2.   PROPERTIES

The Company does not own any real property or any interest in real property and does not invest in real property or have any policies with respect thereto as a part of its operations or otherwise.

The principal business address of the Company was 7 Richmond Lane, Blythewood, South Carolina 29016, which was space owned by the former sole director and officer of the Company.  The Company has moved its principal place of business to 2 Briar Lane, Natick, Massachusetts 01760, which is space owned by the new sole director and officer of the Company.  In both cases rent has not been charged for the office space, and it is not expected that rent will be charged in the near-term.

Item 3.  LEGAL PROCEEDINGS

     We are not party to any legal proceedings as of the date of this Form 10-K.

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

PART II.

Item 5.  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

There is no established public market for our common stock.  Although we have been approved for quotation  by the OTC Bulletin Board under the symbol “RCLL.OB”, the market maker approved for trading the stock on the OTC Bulletin Board  has gone out of business.  Until a new market maker is approved, the stock may not be traded on the OTC Bulletin Board.  Even if such approval is obtained, no quotation has been previously posted and  no shares or  our common stock have ever traded. There can be no assurance that any market for our stock will ever develop or, if developed, will be sustained.

           At inception, Mr. Scott Massey who is the founder of our Company purchased 2,000,000 shares of our common stock at par value for a total purchase price of $200.

           During the year ended December 31, 2006, the Company repurchased 206,250 shares of its outstanding common stock from unaffiliated shareholders for a total amount of $8,750.  The shares were retired.

On March 12, 2008, the Board of Directors voted unanimously for a 3 to 1 stock split to be effective for stockholders of record on March 31, 2008.  This increased the number of outstanding shares of common stock from approximately 2,344,000 to 7,031,250 shares as of that date.  Subsequently, on May 29, 2008 the Board of Directors voted unanimously for a 10 to 1 stock split to be effective for stockholders of record on June 13, 2008.  This increased the number of outstanding shares of common stock from approximately 7,031,000 shares to 70,312,500 as of that date.

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

On July 22, 2008, the Board authorized the issuance of 90,000,000 restricted common shares par value $0.0001 to TheraVitae, Inc. in accordance with the Letter of Intent.  Said shares are being held by the Company in escrow with full control of voting rights until release to TheraVitae upon completion and execution of the agreements incorporating the terms of the Letter of Intent.

On July 23, 2008, the Board authorized the cancellation from certain shareholders of 49,125,000 restricted common shares, par value $0.0001.  Said shares were returned to the transfer agent for cancellation and were cancelled.

As of March 23, 2009, there were 131,437,500 shares of the registrant's Common Stock outstanding and approximately 18 shareholders of record.

We have not issued any options or warrants to purchase common stock or any other class of our securities.

Recent Sales Of Unregistered Securities

On July 7, 2008, the Company issued restricted common shares to the following:

Douglas T. Rice	-	250,000 common shares
Domenic Mazza	-	5,000,000 common shares
James F. Mongiardo	-	15,000,000 common shares

On July 22, 2008, the Board authorized the issuance of 90,000,000 restricted common shares par value $0.0001 to TheraVitae, Inc. in accordance with the Letter of Intent.  Said shares are being held by the Company in escrow with full control of voting rights until release to TheraVitae upon completion and execution of the agreements incorporating the terms of the Letter of Intent.

Issuer Purchases Of Equity Securities

During the year ended December 31, 2006, the Company repurchased 206,250 shares of its outstanding common stock from unaffiliated shareholders for a total amount of $8,750.  The shares were retired.

On July 23, 2008, the Board authorized the cancellation from certain shareholders of 49,125,000 restricted common shares, par value $0.0001.  Said shares were returned to the transfer agent for cancellation and were cancelled.

Equity Compensation Plan Information

The Company did not have an Equity Compensation Plan during the year ended December 31, 2008.

Item 6.  SELECTED FINANCIAL DATA

     The following tables present selected consolidated historical financial data and should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the consolidated financial statements and notes thereto and other financial information included elsewhere in this Annual Report on Form 10-K. We derived the selected consolidated statement of operations data for the years ended December 31, 2004, 2005, 2006, 2007 and 2008 and consolidated balance sheet data as of December 31, 2004, 2005, 2006, 2007 and 2008 from our audited financial statements and notes thereto that are included elsewhere in this Annual Report on Form 10-K.

Statement of Operational Data:	Year Ended December 31,
	(In thousands, except per share data)
	2004	2005	2006	2007	2008

Revenue	$-	$-	$-	$-	$-
Operating Expenses:
Development Costs					(14)
Marketing General and Administrative	(8)	(26)	(21)	(9)	(27)
Total Operating Expenses	(8)	(26)	(21)	(9)	(41)
Loss from Development Stage Operations	(8)	(26)	(21)	(9)	(41)
Depreciation	-	(1)	(1)	(1)
Interest Exp	(1)	(2)	(3)	(3)	(5)
Loss on Abandonment					(2)
Loss Before Income Taxes	(9)	(29)	(25)	(13)	(48)
Income Taxes	-	-	-	-	-
Net (Loss)	$(9)	$(29)	$(25)	$(13)	$(48)

Basic and Diluted Net Loss Per Share	$-	$-	$-	$-	$-
Weighted Average Shares Outstanding - basic and diluted	76,500,000	71,859,375	70,312,500	70,312,500	96,187,500

Balance Sheet	Year Ended December 31,
	(In thousands, except per share data)
	2004	2005	2006	2007	2008

Current Assets	10	32	3	-	-
Working Capital Deficit	9	27	(5)	(13)	(6)
Net Capital Assets	1	4	3	2	-
Net Intangible Development Costs			-	-	9
Accounts Payable and Accrued Expenses	1	3	4	5	3
Accrued Interest	-	2	4	8	3
Long Term Debt	15	65	65	68	119
Deficit Accumulated during Development Stage	(16)	(45)	(70)	(86)	(134)
Total Shareholder's Equity	(5)	(34)	(68)	(77)	(116)

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

     The following discussion and analysis by our management of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the accompanying notes included in this annual report.

Cautionary Statement Regarding Forward-Looking Statements

     This report may contain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act, and we intend that such forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. Any such forward-looking statements would be contained principally in “Management’s Discussion and Analysis or Plan of Operations” and “Risk Factors.” Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, industry environment, potential growth opportunities and the effects of regulation. Forward-looking statements include all statements that are not historical facts and can be identified by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “hopes,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” or similar expressions.

     Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We discuss many of these risks in greater detail in “Risk Factors.” Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this report. You should read this report and the documents that we reference in this report and have filed as exhibits to the report completely and with the understanding that our actual future results may be materially different from what we expect. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

Our Ability To Continue as a Going Concern

     Our independent registered public accounting firm has issued its report dated March 23, 2009 in connection with the audit of our financial statements as of December 31, 2008 that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements as of December 31, 2008 have been prepared under the assumption that we will continue as a going concern. If we are not able to continue as a going concern, it is likely that holders of our common stock will lose all of their investment. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Discussion and Analysis

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

The results to date have been impressive.  Over three hundred (300) congestive heart failure patients with no other options have shown similar results to a clinical trial of 24 patients.  In that trial, statistically significant improvements between baseline and the three month and six month follow-up were achieved for:

•	Improvement in the six minutes walking test.

•	Increase in metabolic equivalent units (METs) during the stress test.

•	Decrease in the perfusion defect region of the target artery.

•	Decrease in the Canadian Cardiovascular Society (CCS) Grading Scale.

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

There are over 1100 investigation stem cell clinical trials being conducted in the United States.  It will take multiple years for any product to be approved, especially   products derived from embryonic or umbilical cord blood stem cells. In the interim, patients may benefit from adult stem cell treatment today through identification and qualification in the United States and the administration of treatment outside the United States.  The Company intends to be one of the first companies to benefit from the commercial possibilities associated with adult stem cell therapy through the establishment of clinics initially in Mexico and later in the Caribbean where patients from the United States may be treated.  Thus, the Company will be among the first to be able to earn revenues from adult stem cell therapy.

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

The Company will be responsible for all costs associated with obtaining all required regulatory approvals for the treatment of peripheral artery disease in the United States, Canada and Mexico.  It intends to submit to the Food and Drug Administration an IND application for authorization to initiate clinical trials in the United States and complete what is necessary to apply for regulatory approval to market the product.  Such an approval in the United States will have substantial potential since the market size is large and flexibility of pricing is great given the alternative of amputation.

The Company has not generated any revenues from its operations. To effectuate the new stem cell business plan during the next twelve months, the Company must raise funding, locate a suitable source for congestive heart failure patients and/or implement marketing programs to find these patients who may benefit from stem cell therapy, establish a review procedure and staging center to draw blood from qualified patients,  establish a site outside the United States which can administer and obtain local regulatory approvals to administer the stem cell therapy.  In addition the Company must begin assembling or developing the required data, finalizing a clinical protocol and clinical case report form, contracting with clinical sites able to conduct the requisite clinical trials, obtaining Institutional Review Board approval for these clinical trials, and contracting with a clinical research organization to administer these clinical trials as part of or in conjunction with the submission of an IND to the Food and Drug Administration for authorization to begin clinical trials in the United States for the treatment of peripheral artery disease.

The Company anticipates earning revenues for the treatment of congestive heart failure patients sometime in 2009.  The Company does not anticipate that during the next twelve months the Company will earn sufficient revenues to fully support all aspects of the new stem cell business plan and, therefore, will continue to seek new funding through equity financings.

For the twelve month period following the date of this Annual Report, the Company will be required to obtain additional financing in order to continue to pursue the business plan.  The Company believes that additional debt financing will not be a suitable alternative for funding as the Company does not have tangible assets to secure any debt financing.  The Company anticipates that additional funding will be in the form of equity financing from the sale of its common stock.  The Company cannot provide investors with any assurance that the Company will be able to raise sufficient funding from the sale of its common stock to fund the business plan going forward.

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

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

     Our primary market risk exposure with respect to interest rates is changes in short-term interest rates in the U.S.  We do not use any interest rate risk management contracts to manage our fixed-to-floating ratio. The impact on our results of operations from a hypothetical 10% change in interest rates would not be significant.

     The majority of our investments are expected to be in short-term debt securities. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. To reduce risk, we maintain our cash and cash equivalents in short-term interest-bearing instruments, including certificates of deposit and overnight funds. We do not have any derivative financial investments in our investment portfolio.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

RegenoCELL Therapeutics, Inc.
(A Development Stage Corporation)

INDEX TO FINANCIAL STATEMENTS

Page No.

Report of Independent Registered Public Accounting Firm	25

Balance Sheets at December 31, 2008 (audited)
and December 31, 2007 (audited)	26

Statement of Operations for the Years
Ended December 31, 2008 and 2007
and for the period from February 1, 2002 (inception) to
December 31, 2008	27

Statement of Stockholders’ Equity (Deficit) For
the period from February 1, 2002 (inception) to
December 31, 2008	28

Statement of Cash Flow for the Years Ended
December 31, 2008 and 2007 and for the period
from February 1, 2002 (inception) to December 31, 2008	29

Notes to Interim Financial Statements	30

LIEBERMAN & ASSOCIATES P.A.
CERTIFIED PUBLIC ACCOUNTANT

800 E. Cypress Creek Rd. Suite 200 Ft. Lauderdale, FL 33334 Office (954) 491-0411 Fax (954) 491-0211
Auditing	Accounting	Taxes
Condominium Accounting	Financial Management	Consulting

To the Board of Directors and Stockholders
RegenoCELL Therapeutics, Inc.
2 Briar Lane
Natick, MA 01760

To the Board of Directors

We have audited the accompanying balance sheets of RegenoCELL Therapeutics, Inc. as of December 31, 2008 and December 31, 2007 and the related income statements, stockholders’ deficit and cash flows for the periods ended December 31, 2008 and 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RegenoCELL Therapeutics, Inc. as of December 31, 2008 and December 31, 2007 and the related income statements, shareholders’ deficit, and cash flows for the period ended December 31, 2008 and December 31, 2007, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company has suffered recurring losses from development stage operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), RegenoCELL Therapeutics, Inc.’s  internal control over financial reporting as of December 31, 2008, based n the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2009 expressed an unqualified opinion.

//Lieberman & Associates//

Lieberman & Associates, P.A.
Ft. Lauderdale, Florida
March 27, 2009

American Institute of Certified Public Accountants ▪ Public Company Accounting Oversite Board Florida Institute of
Certified Public Accountants ▪ Certified Fraud Examiners ▪ American Institute of Certified Bookkeepers

RegenoCell Theraputics Inc.
(A Development Stage Corporation)
Balance Sheet
As of December 31,

	2008	2007
Assets

Current Assets
Cash	$-	$(390)
Other Receivable	-	250
Total Current Assets	-	(140)

Net Fixed Assets	-	1,875

Net Intangible Development Costs	9,000	-

Total Assets	$9,000	$1,735

Liabilities and Stockholders' Equity

Liabilities

Current Liabilities
Accounts Payable	$-	$2,200
Accrued Interest	3,460	7,640
Accrued Expenses	3,000	2,500
Total Current Liabilities	6,460	12,340

Note Payable	118,653	68,000

Total Liabilities	125,112	80,340

Stockholders' Equity

Preferred Stock $.0001 par value, 80,000,000 shares authorized, no shares issued and outstanding as of December 31, 2008 and December 31, 2007 respectively	-	-
Common Stock, $.0001 par value, 520,000,000 shares authorized, 131,437,500 and 70,312,500 shares issued and outstanding as of December 31, 2008 and December 31, 2007 respectively	13,144	7,031
Additional Paid in Capital	4,913	-
Accumulated Deficit during the development stage	(134,168)	(85,636)

Total Stockholders' Equity	(116,112)	(78,605)

Total Liabilities and Stockholders' Equity	$9,000	$1,735

The accompanying notes are an integral part of these financial statements

RegenoCell Theraputics Inc.
(A Development Stage Corporation)
Income Statement
For the Year Ending December 31,

			February 1,
			2002 (Inception)
			Through
			December 31,
	2008	2007	2008
Revenues	$-	$-	$-

Administrative Expenses	46,657	12,592	132,293

Net (Loss) from development stage operations	(46,657)	(12,592)	(132,293)

Loss on abandonment of assets	(1,875)	-	(1,875)

Net (Loss)	$(48,532)	$(12,592)	$(134,168)

Basic net loss per common share	$(0.00)	$(0.00)	$(0.00)

Weighted Average of Common Shares Outstanding	96,187,500	70,312,500	96,187,500

The accompanying notes are an integral part of these financial statements

RegenoCell Theraputics Inc.
(A Development Stage Corporation)
Statement of Stockholders Equity
As of December 31, 2008

	Shares	Par Value $.0001	Paid in Capital	Retained Earnings	Total

February 1, 2002 - Restricted common
shares issued to President of Company for expenses	2,000,000	$200	$-	$-	$200
December 31, 2002 - Net (Loss)	-	-	-	(200)	(200)
December 31, 2002 – Balance	2,000,000	200	-	(200)	-
February 15, 2003 - Sale of restricted shares to various stockholders	550,000	55	10,945	-	11,000
December 31, 2003 - Net (Loss)	-	-	-	(6,669)	(6,669)
December 31, 2003 – Balance	2,550,000	255	10,945	(6,869)	4,331
December 31, 2004 - Net (Loss)	-	-	-	(9,272)	(9,272)
December 31, 2004 – Balance	2,550,000	255	10,945	(16,141)	(4,941)
December 31, 2005 - Net (Loss)	-	-	-	(28,583)	(28,583)
December 31, 2005 - Balance	2,550,000	255	10,945	(44,724)	(33,524)
February 2006 repurchase of stock	(106,250)	(11)	(6,739)	-	(6,750)
March 2006 repurchase of stock	(100,000)	(10)	(1,990)	-	(2,000)
December 31, 2006 - Net (Loss)	-	-	-	(25,389)	(25,389)
December 31, 2006 - Balance	2,343,750	234	2,216	(70,113)	(67,663)
Prior Year adjustment for expense reversal	-	-	-	1,650	1,650
December 31, 2007 - Net (Loss)	-	-	-	(12,592)	(12,592)
December 31, 2007 – Balance	2,343,750	234	2,216	(81,055)	(78,605)
March 31, 2008 -additional shares issued resulting from a 3 for 1 common stock split	7,031,250	703	(703)	-	-
June 13, 2008 -additional shares issued resulting from a 10 for 1 common stock split	70,312,500	7,031	(1,747)	(4,581)	-
July 7, 2008 - Restricted common stock issued in lieu of employee compensation	15,000,000	1,500			1,500
July 7, 2008 - Restricted common stock issued for contracted services	5,250,000	525			525
July 22, 2008 - Issuance of restricted common stock to Thera Vitae, Inc. per the terms of the letter of intent dated July 22, 2008	90,000,000	9,000			9,000
July 23, 2008 - Cancellation of common stock	(58,500,000)	(5,850)	5,850		-
December 31, 2008 - Net (Loss )				(48,532)	(48,532)
December 31, 2008 - Balance	131,437,500	$13,143	$5,616	$(134,168)	$(116,112)

The accompanying notes are an integral part of these financial statements

RegenoCell Theraputics Inc.
(A Development Stage Corporation)
Cash Flow Statement
For the Year Ending December 31,

	2008	2007	February 1, 2002 (date of inception) through December 31, 2008

Cash Flows From Operating Activities:
Cash paid to suppliers	$(41,262)	$(3,663)	$(107,502)

Net cash provided by (used in) operating activities	(41,262)	(3,663)	(107,502)

Cash Flows From Investing Activities
(Purchase) of equipment	-	-	(4,600)
Investment in production activites	(9,000)	-	(9,000)
Net cash used in investing activities	(9,000)	-	(13,600)

Cash Flows From Financing Activities:
Proceeds from note payable	78,418	3,000	146,418
Repayment of notes payable	(27,765)	-	(27,765)
Sale of common stock	-	-	11,200
Repurchase of common stock	-	-	(8,750)

Net cash provided by (used in) financing activities	50,653	3,000	121,103

Net Increase (Decrease) in Cash	390	(663)	1
Cash Beginning of Period	(390)	273	-
Cash End of Period	$1	$(390)	$1

Reconciliation of Income in Net Assets to Net Cash Provided by Operating Activities:

Net Loss from Development Stage Activities	$(48,532)	$(12,592)	$(129,587)
Non cash activities:
Depreciation	-	920	2,725
Prior Year Adjustment	-	1,650	-
Abandonment of Assets	1,875	-	1,875
Write off uncollected other receivable	250	2,508
Stock issued in lieu of compensation	11,025	-	11,025
Reconciliation Adjustments
(Decrease) in Accounts Payable	(2,200)	2,200	-
(Decrease) in Accrued Expenses	(4,180)	(1,649)	(1,680)
(Decrease) in Accrued Interest	500	3,300	8,140

Net cash provided by (used in) operating activites	$(41,262)	$(3,663)	$(107,502)

The accompanying notes are an integral part of these financial statements

Note 1 - Summary of Significant Company & Organization Policies

Organization and Business Operations

RegenoCELL Therapeutics, Inc. (formerly Good Buddy's Coffee Express, Inc.) (the "Company") was incorporated in the State of Florida on February 1, 2002. The Company’s main office was located in South Carolina and planned to develop a national chain of drive through, high quality coffee outlets. In July 2008 the main office was relocated to Massachusetts and the corporate mission was amended to develop a stem cell therapy business for the treatment of congestive heart failure and peripheral artery disease in lieu of its original goals. On July 7, 2008, the Company amended its Articles of Incorporation changing the name of the corporation to RegenoCELL Therapeutics, Inc.  In addition  the Company approved an employment agreement with James F. Mongiardo as President and Chief Executive Officer. In addition, Scott Massey, the former President, Chief Executive Officer and Director of the Company, and Phillips N. Dee, the former Director of the Company resigned from their positions as officers and directors of the Company and James F. Mongiardo was elected as Chief Executive Officer, President, Treasurer, Secretary and sole Director of the Company.

At the current time the Company is still in the development stage and as such reports its financial statements as a Development Stage Enterprise. All costs associated with the development of the Company’s market are expenses as per SPO 98-5.

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

Intangible Assets

The Company has acquired a non-exclusive license to market the TheraVitae, Inc.’s stem cell technology in Mexico and the Caribbean. The cost of the license is recorded as intangible assets and will be amortized at the time when the company begins recognizing revenue over the life of the agreement.

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

Note 4 - Notes Payable

The Company has issued various unsecured demand promissory notes to the majority shareholder and other unrelated individuals as of December 31, 2008.  No demand has been placed or is anticipated to be placed and therefore, they have been classified as long term debt. The detail of the long term debt is as of December 31, is as follows:

	Principal	Principal
	2008	2007

November 28, 2003 - Due June 1, 2009	$-	$15,000	5% per annum

February 5, 2005 - Demand Note	47,824	53,000	5% per annum

June 26, 2008 – Convertible Demand Note
5% per annum, convertible to common stock
at $1.00 per share	39,164	-

September 30, 2008 – Demand Notes, 0% per
Annum.	12,408	-

October 1, 2008 – Demand Notes, 5% per
Annum.	10,000	-

December 31, 2008 – Demand Notes, 0% per
Annum.	9,257	-

Total Debt	118,653	68,000
Less Current Portion	-	-
Long Term Debt	$118,653	$68,000

Interest expense for the year ending December 31,	$5,473	$3,300

Note 5 - Income Taxes

The reconciliation of the statutory Federal income tax rate to the effective tax rate for the year ended December 31, are as follows:

	2008			2007
	Amount		Rate	Amount	Rate

Income Taxes at Statutory Rate	$	(20,189)	-15.0%	$(12,845)	-15.0%

Increase (Decrease) in taxes Valuation Allowance		20,189	15.0%	$12,845	15.0%

		$-	0.0%	$-	0.0%

The major components of deferred tax assets are as follows:

	2008	2007

Deferred tax assets:
Net operating loss carryforward	$(134,591)	$(85,636)
Valuation allowance	134,591	85,636

Net deferred tax assets	$-	$-

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

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The previous Independent Auditors Robert C. Seiwell, Jr., CPA ("Seiwell") resigned as the independent auditor for the Company on July 15, 2004 2004 because he ceased performing SEC audits. Seiwell's reports on the financial statements of the Company for the fiscal year ended December 31, 2003, for the period from February1, 2002 (inception) through December 31, 2002 and for the period from February 1, 2002 (inception) through December 31, 2003 contain no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles except that there was an explanatory paragraph relating to our ability to continue as a going concern.

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

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report on Form 10-K, an evaluation was carried out by our management, with the participation of the Chief Executive Officer and Principal Accounting Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act")) as of December 31, 2008. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Principal Financial Officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, our management concluded, as of the end of the period covered by this report, that our disclosure controls and procedures were effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the SEC's rules and forms.

Management's Report on Internal Control Over Financial Reporting

Management of our company is responsible for establishing and maintaining adequate internal control over financial reporting. Our company's internal control over financial reporting is a process, under the supervision of the Chief Executive Officer and the Principal Accounting Officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external purposes in accordance with United States generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:

•          Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company'sassets;

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

Our management conducted an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

Based on this assessment, our management has concluded that, as of December 31, 2008, the Company's internal control over financial reporting is effective.

Our independent registered public accounting firm, Lieberman & Associates, performed an audit of internal control over financial reporting and in a report dated March 13, 2009 concluded that in all material respects, effective internal control over financial reporting based on the COSO criteria were maintained by the Company as of December 31, 2008.  This report appears as part of March 27, 2009 audit report to the Board of Directors of RegenoCELL Therapeutics, Inc. and Stockholders.

Changes in Internal Control over Financial Reporting

As of the end of the period covered by this report, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2008, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  OTHER INFORMATION

None.

Part III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

Directors and Executive Officers

Our directors, executive officers and key employees are as follows:

Name:	Age	Position	Director since

James F. Mongiardo	63	President and Chairman	2008

From September 30, 2002 through July 2, 2008, Scott Massey, 39, was the sole officer and director of the Company. Mr. Massey served as the Company’s President, principal executive officer, principal financial officer and director.

Beginning July 16, 2008, James F. Mongiardo replaced Mr. Massey as  director and was elected Chief Executive Officer, President, Treasurer and Secretary of the Company.  Mr. Mongiardo will serve as a director of the Company until the next annual meeting of stockholders and until his successor is elected and qualified or until his earlier resignation or removal.  Mr. Mongiardo will serve as Chief Executive Officer, President, Treasurer and Secretary of the Company until his successor is chosen and qualified or until his earlier resignation or removal.

Mr. Mongiardo served as interim and then Chief Operating Officer and director of Total ReCord, Inc. from November 2005 to December 2006.  He served as sole director and President, Chief Executive Officer, Treasurer and Secretary of CardioBioMedical Corporation from its inception May 2003.  In 2000, Mr. Mongiardo formed Homewood Capital Group, LLC, an investment advisory firm specializing in institutional private placements for emerging companies, at which he currently serves as Managing Director.  From 1995 to 2000, Mr. Mongiardo served as Managing Director of LBC Capital, LLC, an investment banking firm.  Mr. Mongiardo was Chief Executive Officer of Epigen, Inc., which subsequently changed its name to Egenix, Inc, from 1991 to 1993, and President in 1994.  During 1989 and 1990, he served as Vice President of Corporate Development for Organogenesis, Inc.  He served as Chief Executive Officer of Medivix, Inc., a public health care services company that provided mail order prescription services for employers and unions, from 1986 to 1988. From 1984 to 1986, Mr. Mongiardo served as President and Chief Operating Officer of Photec Diagnostics, a venture-capital financed diagnostic company that subsequently changed its name to Photest Diagnostics Inc.  He served in various capacities from 1973 to 1984 at Schering-Plough Corporation.  While head of U.S. marketing for the pharmaceutical division of Schering-Plough from 1980 to 1983, he introduced 12 new over-the-counter and prescription products.  Mr. Mongiardo is a graduate of Johns Hopkins University (B.A.) and Harvard Law School (J.D.).

Neither Mr. Massey nor Mr. Mongiardo serve as a director of any other reporting company, and there are no family relationships among the directors or executive officers (or any nominees therefor) of the Company or its subsidiary or any legal proceedings involving such individuals.

Audit Committee

The audit committee of our Board of Directors previously consisted of one director, Phillips N. Dee.  Upon his and Scott Massey’s resignation and the election of James F. Mongiardo to fill these vacancies, the Company currently does not have an audit committee; the sole director will act as the audit committee of the Board of Directors.

Nominations

The Board of Directors nominates candidates to stand for election as directors; other candidates also may be nominated by any stockholder, provided that such other nomination(s) are submitted in writing to the Secretary of the Company no later than 90 days prior to the meeting of stockholders at which such directors are to be elected, together with the identity of the nominator and the number of shares of the Company’s stock owned, directly or indirectly, by the nominator.  Directors are elected at the annual meeting of the stockholders, except for vacancies and newly created directorships resulting from any increase in the authorized number of directors elected by all of the stockholders having the right to vote as a single class (which positions may be filled by the affirmative vote of a majority of the directors then in office, although fewer than a quorum, or by a sole remaining director), and each director elected shall hold office until such director’s successor is elected and qualified or until the director’s earlier death, resignation or removal.  Pursuant to the terms of the Letter of Intent with TheraVitae, 90,000,000 restricted common shares which are being held in escrow will be issued to TheraVitae upon closing. For a period of two years after these shares are released from escrow, TheraVitae has agreed to vote these shares in accordance with the recommendations of the Board of Directors.  At closing the Board will be expanded to five members, two selected by TheraVitae, two selected by James F. Mongiardo and one non-executive chairman selected by the Board.

Directors' Remuneration

Our directors are presently not compensated for serving on the board of directors.

Code Of Ethics and Standards of Conduct

The Company has adopted a code of business conduct and ethics applicable to the Company's directors, officers (including the Company's principal executive officer, principal financial officer and principal accounting officer), and employees, known as the Code of Ethics and Standards of Conduct.  The Code of Ethics and Standards of Conduct has been filed as an exhibit to the Company's Form 10-KSB for the fiscal year ended December 31, 2005.A copy of the Code of Ethics may be retrieved at www.sec.gov.

In the event that we amend or waive any of the provisions of the Code of Ethics and Standards of Conduct applicable to our principal executive officer, principal financial officer, or principal accounting officer, we intend to disclose the same by filing a Form 8-K with the Securities and Exchange Commission.

Section 16(a) Beneficial Ownership Reporting Compliance

The Company is aware of the following directors, officers or beneficial owners of more than ten percent of the Company's Common Stock that, during the fiscal year 2006 or for the fiscal year 2007 failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934.

Scott Massey	Form 5
Phil Dee	Form 5

Item 11.	EXECUTIVE COMPENSATION.

Employment Agreements

On July 16, 2008 the Company entered into an employment agreement with Mr. Mongiardo, as Chief Executive Officer and President, for a term of five years at an annual salary of $250,000, payable at the annual rate of $150,000 upon the Company raising in aggregate in equity or gross revenues $500,000, and at the annual rate of $250,000 upon the Company raising in aggregate in equity or gross revenues $1,000,000 with additional annual increases of $50,000 every July 1 over the life of the agreement.  The agreement also calls for the officer to receive fringe benefits and participate in all Company employment benefits as approved by the Board of Directors.  As of this date, the Company has not raised the aggregate minimum equity capital or gross revenues and no salary has been accrued or paid to Mr. Mongiardo.

Summary Compensation Table

The table below sets forth the total compensation accrued by the Company for the years ended December 31, 2008, 2007, 2006, 2005, 2004, 2003 and from inception for the Company’s former President and for the present President who was the sole executive and financial officer of the Company as of December 31, 2008.

Summary Compensation Table

		Annual Compensation		Long-Term Compensation
		Awards		Payouts
Name and				Shares Underlying	All Other
Principal Position	Year	Salary	Bonus	Options Granted (#)	Compensation

James F. Mongiardo
(7/16/08-12/31/08)
President, principal	2008	0	0	0	0
executive officer,
principal financial officer
and director

Scott Massey	2008	0	0	0	0
Former President, principal	2007	0	0	0	0
executive officer,	2006	0	0	0	0
principal financial officer	2005	0	0	0	0
and director	2004	0	0	0	0
	2003	0	0	0	0
Inception to 12/31/02		0	0	0	0

Stock Option Grants in the past fiscal year

We have not issued any grants of stock options in the past fiscal year.

Item 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management
The following table shows, as of March 23, 2009 the beneficial ownership of Common Stock of the Company by (i) any person or group who is known to the Company to be the beneficial owner of more than 5% of the Company’s Common Stock, (ii) the sole current director of the Company, (iii) the sole named executive officer of the Company, and (iv) all current directors and executive officers as a group.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of class

James F. Mongiardo 2 Briar Lane Natick, MA 01760	15,000,000	11.41%

All current directors and executive officers as a group (1 person)	15,000,000	11.41%

(1)  Unless otherwise indicated, each of the persons named in the table above has sole voting and investment power with respect to the shares set forth opposite such person’s name.  With respect to each person or group, percentages are calculated based on the number of shares beneficially owned, including shares that may be acquired by such person or group within 60 days of December 31, 2008 upon the exercise of stock options, warrants or other purchase rights, but not the exercise of options, warrants or other rights held by any other person.

Pursuant to a Board of Directors resolution, on August 8, 2008, 90,000,000 restricted common shares were issued to TheraVitae, Inc..  These shares are being held in escrow by the Company with full control of voting rights until release to TheraVitae upon completion and execution of the agreements incorporating the terms of the Letter of Intent.   For a period of two years, TheraVitae has agreed to vote these shares in accordance with the recommendations of the Board of Directors.  At closing the Board will be expanded to five, two selected by TheraVitae, two selected by James F. Mongiardo and one non-executive chairman selected by the Board.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Mr. Scott Massey is the founder of our company.  At inception, Mr. Massey purchased 2,000,000 shares of our common stock at par value for a total purchase price of $200.  On July 16, 2008, pursuant to an Employment Agreement, James F. Mongiardo, President and Chief Executive Officer, was issued 15,000,000 common shares.

Item 14.	Principal Accountant Fees and Services.

           The Company paid audit fees to its independent certified public accountant, Lieberman & Associates, P.A. in the amount of  $3,000         for the year ended December 31, 2008, $2,500 for the year ended December 31, 2007 and $2,500 for the year ended December 31, 2006.  The Company also paid to the independent certified public accountants $2,750 for other services related to the 2008 fiscal year.

Item 15.  EXHIBITS.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGENOCELL THERAPEUTICS, INC.

Dated: March 30, 2009	By: /s/ James F. Mongiardo

James F. Mongiardo
President and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 30, 2009.

/s/ James F. Mongiardo
James F. Mongiardo
Principal Executive Officer,
President, Principal Financial
Officer, Principal Accounting
Officer and Director