Form 10-Q
period 2009-03-31
RegenoCELL Therapeutics, Inc.
filed 2009-05-21
CIK 1221749

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

☐  TRANSITION  REPORT  PURSUANT  TO SECTION  13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                               to

Commission File Number: 000-50639

REGENOCELL THERAPEUTICS, INC.
(Exact name of registrant as specified in its charter)

Florida	22-3880440
(State or other jurisdiction of incorporation	(I.R.S. Employer Identification No.)
or organization)
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
if a smaller reporting company) ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of the registrant's common stock, par value $0.0001 per share, outstanding as of the latest practical date. 131,437,500 shares of common stock outstanding as of April 20, 2009.

REGENOCELL THERAPEUTICS, INC.

Quarterly Report on Form 10-Q
For the Quarterly Period Ended March 31, 2009

FORWARD-LOOKING STATEMENTS

This Form 10-Q for the quarterly period ended March 31, 2009 contains forward-looking statements that involve risks and uncertainties.  Forward-looking statements in this document or incorporated herein by reference that are not related to historical results are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.

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

These forward-looking statements are based on beliefs of our management as well as current expectations, projections, assumptions and information currently available to the Company and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated or implied by such forward-looking statements.  In evaluating these statements, you should consider various factors including the assumptions, risks and uncertainties set forth in our Annual Report on Form 10-K for the year ended December 31, 2008 and other reports and documents we have filed with or furnished to the Securities and Exchange Commission.  Should one or more of those risks or uncertainties materialize or should underlying expectations, projections and assumptions prove incorrect, actual results may vary materially from those described.  Those events and uncertainties are difficult to predict accurately and many are beyond our control. The Company assumes no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date of these statements except as specifically required by law.  Accordingly, past results and trends should not be used to anticipate future results or trends.

RegenoCELL Therapeutics, Inc.
(A Development Stage Corporation)

PART I - FINANCIAL INFORMATION

Item 1 – Interim Financial Statements and Notes – Quarter Ended March 31, 2009

Contents

Page No.

Balance Sheets at March 31, 2009 (unaudited)
and December 31, 2008 (audited)	5

Interim Statement of Operations for the Three Months
ended March 31, 2009 and 2008
and for the period from February 2, 2002 (inception) to
March 31, 2009 (unaudited)	6

Interim Statement of Stockholders’ Equity (Deficit) For
the period from February 1, 2002 (inception) to
March 31, 2009 (unaudited)	7

Interim Statement of Cash Flow for the Three Months
ended March 31, 2009 and 2008 and for the period
from February 1, 2002 (inception) to March 31, 2009
(unaudited)	8

Notes to Interim Financial Statements	9

RegenoCell Theraputics Inc.
(A Development Stage Corporation)
Balance Sheet
As of

	March 31, 2009 (unaudited)	December 31, 2008
Assets

Current Assets
Cash	$-	$-
Other Receivable	-	-
Total Current Assets	-	-

Net Fixed Assets	-	-

Net Intangible Development Costs	9,000	9,000

Total Assets	$9,000	$9,000

Liabilities and Stockholders' Equity

Liabilities

Current Liabilities
Accounts Payable	$-	$-
Accrued Interest	4,698	3,460
Accrued Expenses	3,000	3,000
Total Current Liabilities	7,698	6,460

Note Payable	127,613	118,653

Total Liabilities	135,311	125,113

Stockholders' Equity

Preferred Stock $.0001 par value, 80,000,000 shares authorized, no shares issued and outstanding as of March 31, 2009 and December 31, 2008 respectively	-	-
Common Stock, $.0001 par value, 520,000,000 shares authorized, 131,437,500 shares issued and outstanding as of March 31, 2008 and December 31, 2008 respectively	13,144	13,144
Additional Paid in Capital	4,913	4,913
Accumulated Deficit during the development stage	(144,367)	(134,170)

Total Stockholders' Equity	(126,310)	(116,113)

Total Liabilities and Stockholders' Equity	$9,000	$9,000

The accompanying notes are an integral part of these financial statements

RegenoCell Theraputics Inc.
(A Development Stage Corporation)
Income Statement
For the Three Months Ended March 31,

			February 1,
			2002 (Inception)
			Through
	2009	2008	March 31, 2009
	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$-	$-	$-

Administrative Expenses	10,199	1,580	144,367

Net (Loss) from development stage operations	(10,199)	(1,580)	(144,367)

Loss on abandonment of assets	-	-	-

Net (Loss)	$(10,199)	$(1,580)	$(144,367)

Basic net loss per common share	$(0.00)	$(0.00)	$(0.00)

Weighted Average of Common Shares Outstanding	96,187,500	70,312,500	96,187,500

The accompanying notes are an integral part of these financial statements

RegenoCell Theraputics Inc.
(A Development Stage Corporation)
Statement of Stockholders Equity
As of March 31, 2009
Unaudited

		Par Value	Paid in	Retained
	Shares	$.0001	Capital	Earnings	Total

February 1, 2002 - Restricted common
shares issued to President of Company for expenses	2,000,000	$200	$-	$-	$200
December 31, 2002 - Net (Loss)	-	-	-	(200)	(200)
December 31, 2002 - Balance	2,000,000	200	-	(200)	-
February 15, 2003 - Sale of restricted shares to various stockholders	550,000	55	10,945	-	11,000
December 31, 2003 - Net (Loss)	-	-	-	(6,669)	(6,669)
December 31, 2003 - Balance	2,550,000	255	10,945	(6,869)	4,331
December 31, 2004 - Net (Loss)	-	-	-	(9,272)	(9,272)
December 31, 2004 - Balance	2,550,000	255	10,945	(16,141)	(4,941)
December 31, 2005 - Net (Loss)	-	-	-	(28,583)	(28,583)
December 31, 2005 - Balance	2,550,000	255	10,945	(44,724)	(33,524)
February 2006 repurchase of stock	(106,250)	(11)	(6,739)	-	(6,750)
March 2006 repurchase of stock	(100,000)	(10)	(1,990)	-	(2,000)
December 31, 2006 - Net (Loss)	-	-	-	(25,389)	(25,389)
December 31, 2006 - Balance	2,343,750	234	2,216	(70,113)	(67,663)
Prior Year adjustment for expense reversal	-	-	-	1,650	1,650
December 31, 2007 - Net (Loss)	-	-	-	(12,592)	(12,592)
December 31, 2007 - Balance	2,343,750	234	2,216	(81,055)	(78,605)
March 31, 2008 - additional shares issued resulting from a 3 for 1 common stock split	7,031,250	703	(703)	-	-
June 13, 2008 - additional shares issued resulting from a 10 for 1 common stock split	70,312,500	7,031	(2,450)	(4,581)	-
July 7, 2008 - Restricted common stock issued in lieu of employee compensation	15,000,000	1,500			1,500
July 7, 2008 - Restricted common stock issued for contracted services	5,250,000	525			525
July 22, 2008 - Issuance of restricted common stock to Thera Vitae, Inc. per the terms of the letter of intent dated July 22, 2008	90,000,000	9,000			9,000
July 23, 2008 - Cancellation of common stock	(58,500,000)	(5,850)	5,850		-
December 31, 2008 - Net (Loss)				(48,532)	(48,532)
December 31, 2008 - Balance	131,437,500	13,143	4,913	(134,168)	(116,112)
March 31, 2008 - Net (Loss)				(10,199)	(10,199)
March 31, 2009 - Balance	131,437,500	$13,143	$4,913	$(144,367)	$(126,311)

The accompanying notes are an integral part of these financial statements

RegenoCell Theraputics Inc.
(A Development Stage Corporation)
Cash Flow Statement
For the Three Months Ended March 31,
Unaudited

			February 1, 2002
			(date of
			inception)
	2009	2008	through March
	(Unaudited)	(Unaudited)	31, 2009
Cash Flows From Operating Activities:
Cash paid to suppliers	$(8,960)	$-	$(116,462)

Net cash provided by (used in) operating activities	(8,960)	-	(116,462)

Cash Flows From Investing Activities
(Purchase) of equipment	-	-	(4,600)
Investment in production activites	-	-	(9,000)
Net cash used in investing activities	-	-	(13,600)

Cash Flows From Financing Activities:
Proceeds from note payable	8,960	5,416	155,377
Repayment of notes payable	-	-	(27,765)
Sale of common stock	-	-	11,200
Repurchase of common stock	-	-	(8,750)

Net cash provided by (used in) financing activities	8,960	5,416	130,062

Net Increase (Decrease) in Cash	0	5,416	-
Cash Beginning of Period	-	(390)	-

Cash End of Period	$0	$5,026	$-

Reconciliation of Income in Net Assets to Net Cash
Provided by Operating Activities:

Net Loss from Development Stage Activities	$(10,199)	$(1,580)	$(139,786)
Non cash activities:
Depreciation	-	230	2,725
Accrual of Interest Expense	1,239		1,239
Abandonment of Assets	-	-	1,875
Write off uncollected other receivable			-
Stock issued in lieu of compensation		-	11,025
Reconciliation Adjustments			-
(Decrease) in Accounts Payable	-	2,500	-
(Decrease) in Accrued Expenses	-	(2,000)	(1,680)
(Decrease) in Accrued Interest		850	8,140

Net cash provided by (used in) operating activites	$(8,960)	$-	$(116,462)

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

	March 31	December 31,
	2009	2008	Estimated
			Useful Life

Restaurant Equipment	$-0-	$0	5 years
Equipment	-0-	0	5 years
Computers	-0-	0	5 years
	-0-	0
Less: Accumulated Depreciation	-0-	0
Net Fixed Assets	$-0-	$0

Note 4 - Notes Payable

The Company has issued various unsecured demand promissory notes to the majority shareholder and other unrelated individuals as of March 31, 2009.  No demand has been placed or is anticipated to be placed and therefore, they have been classified as long term debt. The detail of the long term debt is as of March 31, is as follows:

	Principle	Principal
	2009	2008

February 5, 2005 - Demand Note	-	47,824	5% per
			annum
June 26, 2008 – Convertible Demand Note 5% per annum, convertible to common stock at $1.00 per share	-	39,164

September 30, 2008 – Demand Notes, 0% per Annum.	-	12,408

October 1, 2008 – Demand Notes, 5% per Annum.	-	10,000

December 31, 2008 – Demand Notes, 0% per Annum.	-	9,257

March 31, 2009 – Demand Notes, 0% per	8,960	-
Total Debt	8.960	118,653
Less Current Portion	-	-
Long Term Debt	$8,960	$127,613

Interest expense for the three months ending March 31,	$1,238	$850

Note 5 - Income Taxes

The reconciliation of the statutory Federal income tax rate to the effective tax rate for the year ended March 31, are as follows:

	March 31, 2009		December 31, 2008
	Amount	Rate	Amount	Rate
Income Taxes at Statutory Rate	$(21,655)	-15.0%	$(20,126)	-15.0%

Increase (Decrease) in taxes Valuation Allowance	21,655	15.0%	$20,126	15.0%
	$-	0.0%	$-	0.0%

The major components of deferred tax assets are as follows:

		December 31,
	March 31, 2009	2008
Deferred tax assets:
Net operating loss carryforward	$(144,367)	$(134,170)
Valuation allowance	144,367	134,170

Net deferred tax assets	$-	$-

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

The Company anticipates earning revenues for the treatment of congestive heart failure patients although it is not anticipated that any revenues will be earned during the second quarter of 2009.  The Company does not anticipate that during the next twelve months the Company will earn sufficient revenues to fully support all aspects of the new stem cell business plan and, therefore, will continue to seek new funding through equity financings.

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

ITEM 3. Controls and Procedures

 Evaluation of disclosure controls and procedures

 In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by our management, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of March 31, 2009.  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding the required disclosures.  Based on its evaluation, our management concluded, as of the end of the period covered by this report, that our disclosure controls and procedures were effective.

There has been no change in our internal control over financial reporting (as defined in Rule 13 a-15(f) under the Exchange Act) during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

We are not party to any legal proceedings as of the date of this Form 10-Q.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

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

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGENOCELL THERAPEUTICS, INC.

Dated: May 21, 2009

	By:	/s/ James F. Mongiardo
James F. Mongiardo
Principal Executive Officer,
President, Principal Financial Officer,
Principal Accounting Officer, and
Director