Form 10-Q
period 2009-06-30
RegenoCELL Therapeutics, Inc.
filed 2009-08-17
CIK 1221749

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to ____________

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

Indicate the number of shares outstanding of the registrant's common stock, par value $0.0001 per share, outstanding as of the latest practical date. 131,437,500 shares of common stock outstanding as of August 10, 2009.

REGENOCELL THERAPEUTICS, INC.

Quarterly Report on Form 10-Q
For the Quarterly Period Ended June 30, 2009

FORWARD-LOOKING STATEMENTS

This Form 10-Q for the quarterly period ended June 30, 2009 contains forward-looking statements that involve risks and uncertainties.  Forward-looking statements in this document or incorporated herein by reference that are not related to historical results are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.

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

RegenoCELL Therapeutics, Inc.
(A Development Stage Corporation)

PART I - FINANCIAL INFORMATION

Item 1 – Interim Financial Statements and Notes – Quarter Ended June 30, 2009

Contents

Page No.

Balance Sheets at June 30, 2009 (unaudited) and December 31, 2008 (audited)	5

Interim Statement of Operations for the Six Months ended June 30, 2009 and 2008 and for the period from February 2, 2002 (inception) to June 30, 2009 (unaudited)	6

Interim Statement of Stockholders’ Equity (Deficit) For the period from February 1, 2002 (inception) to June 30, 2009 (unaudited)	7

Interim Statement of Cash Flow for the Six Months ended June 30, 2009 and 2008 and for the period from February 1, 2002 (inception) to June 30, 2009 (unaudited)	8

Notes to Interim Financial Statements	9

RegenoCell Theraputics Inc.
(A Development Stage Corporation)
Balance Sheet
As of

	June 30, 2009	December 31,
	(unaudited)	2008
Assets

Current Assets
Cash	$—	$—
Other Receivable	—	—
Total Current Assets	—	—

Net Fixed Assets	—	—

Net Intangible Development Costs	9,000	9,000

Total Assets	$9,000	$9,000

Liabilities and Stockholders' Equity

Liabilities

Current Liabilities
Accounts Payable	$—	$—
Accrued Interest	5,952	3,460
Accrued Expenses	1,250	3,000
Total Current Liabilities	7,202	6,460

Note Payable	134,396	118,653

Total Liabilities	141,597	125,113

Stockholders' Equity

Preferred Stock $.0001 par value, 80,000,000 shares authorized, no shares issued and outstanding as of June 30, 2009 and December 31, 2008 respectively	—	—
Common Stock, $.0001 par value, 520,000,000 shares authorized, 131,437,500 shares issued and outstanding as of June 30, 2008 and December 31, 2008 respectively	13,144	13,144
Additional Paid in Capital	4,913	4,913
Accumulated Deficit during the development stage	(150,653)	(134,170)

Total Stockholders' Equity	(132,596)	(116,113)

Total Liabilities and Stockholders' Equity	$9,000	$9,000

The accompanying notes are an integral part of these financial statements

RegenoCell Theraputics Inc.
(A Development Stage Corporation)
Income Statement
For the Three Months Ended June 30,

			February 1,
			2002 (Inception)
			Through
	2009	2008	June 30, 2009
	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$—	$—	$—

Administrative Expenses	16,485	6,439	150,653

Net (Loss) from development stage operations	(16,485)	(6,439)	(150,653)

Loss on abandonment of assets	—	(1,875)	(1,875)

Net (Loss)	$(16,485)	$(8,314)	$(152,528)

Basic net loss per common share	$(0.00)	$(0.00)	$(0.00)

Weighted Average of Common Shares Outstanding	96,187,500	70,312,500	96,187,500

The accompanying notes are an integral part of these financial statements

RegenoCell Theraputics Inc.
(A Development Stage Corporation)
Statement of Stockholders Equity
As of June 30, 2009
Unaudited

	Shares	Par Value $.0001	Paid in Capital	Retained Earnings	Total

February 1, 2002 - Restricted common shares issued to President of Company for expenses	2,000,000	$200	$—	$—	$200
December 31, 2002 - Net (Loss)	—	—	—	(200)	(200)
December 31, 2002 - Balance	2,000,000	200	—	(200)	—
February 15, 2003 - Sale of restricted shares to various stockholders	550,000	55	10,945	—	11,000
December 31, 2003 - Net (Loss)	—	—	—	(6,669)	(6,669)
December 31, 2003 - Balance	2,550,000	255	10,945	(6,869)	4,331
December 31, 2004 - Net (Loss)	—	—	—	(9,272)	(9,272)
December 31, 2004 - Balance	2,550,000	255	10,945	(16,141)	(4,941)
December 31, 2005 - Net (Loss)	—	—	—	(28,583)	(28,583)
December 31, 2005 - Balance	2,550,000	255	10,945	(44,724)	(33,524)
February 2006 repurchase of stock	(106,250)	(11)	(6,739)	—	(6,750)
March 2006 repurchase of stock	(100,000)	(10)	(1,990)	—	(2,000)
December 31, 2006 - Net (Loss)	—	—	—	(25,389)	(25,389)
December 31, 2006 - Balance	2,343,750	234	2,216	(70,113)	(67,663)
Prior Year adjustment for expense reversal	—	—	—	1,650	1,650
December 31, 2007 - Net (Loss)	—	—	—	(12,592)	(12,592)

December 31, 2007 - Balance	2,343,750	234	2,216	(81,055)	(78,605)
March 31, 2008 - additional shares issued resulting from a 3 for 1 common stock split	7,031,250	703	(703)	—	—
June 13, 2008 - additional shares issued resulting from a 10 for 1 common stock split	70,312,500	7,031	(2,450)	(4,581)	—
July 7, 2008 - Restricted common stock issued in lieu of employee compensation	15,000,000	1,500			1,500
July 7, 2008 - Restricted common stock issued for contracted services	5,250,000	525			525
July 22, 2008 - Issuance of restricted common stock to Thera Vitae, Inc. per the terms of the letter of intent dated July 22, 2008	90,000,000	9,000			9,000
July 23, 2008 - Cancellation of common stock	(58,500,000)	(5,850)	5,850		—
December 31, 2008 - Net (Loss)				(48,532)	(48,532)
December 31, 2008 - Balance	131,437,500	13,143	4,913	(134,168)	(116,112)
June 30, 2009 - Net (Loss)				(16,485)	(16,485)

RegenoCell Theraputics Inc.
(A Development Stage Corporation)
Cash Flow Statement
For the Three Months Ended June 30,
Unaudited

			February 1, 2002
			(date of inception)
	2009	2008	through June
	(Unaudited)	(Unaudited)	30, 2009

Cash Flows From Operating Activities:
Cash paid to suppliers	$(15,742)	$(18,029)	$(132,204)

Net cash provided by (used in) operating activities	(15,742)	(18,029)	(132,204)

Cash Flows From Investing Activities
(Purchase) of equipment	—	—	(4,600)
Investment in production activites	—	—	(9,000)
Net cash used in investing activities	—	—	(13,600)

Cash Flows From Financing Activities:
Proceeds from note payable	15,743	48,141	171,119
Repayment of notes payable	—	(25,593)	(27,765)
Sale of common stock	—	—	11,200
Repurchase of common stock	—	—	(8,750)

Net cash provided by (used in) financing activities	15,742	22,548	145,804

Net Increase (Decrease) in Cash	0	4,519	—
Cash Beginning of Period	—	(390)	—

Cash End of Period	$0	$4,129	$—

Reconciliation of Income in Net Assets to Net Cash Provided by Operating Activities:

Net Loss from Development Stage Activities	$(16,485)	$(8,314)	$(156,270)
Non cash activities:
Depreciation	—	—	2,725
Accrual of Interest Expense	2,493		3,731
Abandonment of Assets	—	1,875	1,875
Write off uncollected other receivable		250	—
Stock issued in lieu of compensation		—	11,025
Reconciliation Adjustments			—
(Decrease) in Accounts Payable	—	(2,200)	—
(Decrease) in Accrued Expenses	(1,750)	(2,000)	(3,430)
(Decrease) in Accrued Interest		(7,640)	8,140

Net cash provided by (used in) operating activites	$(15,742)	$(18,029)	$(132,204)

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

	June 30,	December 31,	Estimated
	2009	2008	Useful Life

Restaurant Equipment	$-0-	$0	5 years
Equipment	-0-	0	5 years
Computers	-0-	0	5 years
	-0-	0
Less: Accumulated Depreciation	-0-	0
Net Fixed Assets	$-0-	$0

Note 4 - Notes Payable

The Company has issued various unsecured demand promissory notes to the majority shareholder and other unrelated individuals as of June 30, 2009.  No demand has been placed or is anticipated to be placed and therefore, they have been classified as long term debt. The detail of the long term debt is as of June 30, is as follows:

	Principle	Principal
	2009	2008

February 5, 2005 - Demand Note	47,824	47,824	5% per annum

June 26, 2008 – Convertible Demand Note 5% per annum, convertible to common stock at $1.00 per share	39,164	39,164

September 30, 2008 – Demand Notes, 0% per Annum.	12,408	12,408

October 1, 2008 – Demand Notes, 5% per Annum.	10,000	10,000

December 31, 2008 – Demand Notes, 0% per Annum.	9,257	9,257

March 31, 2009 – Demand Notes, 0% per	8,960	—

June 30, 2009-Demand Notes, 0% per	6,782	—

Total Debt	134,396	118,653
Less Current Portion	—	—
Long Term Debt	$134,396	$127,613

Interest expense for the six months ending June 30,	$2,493	$1,750

Note 5 - Income Taxes

The reconciliation of the statutory Federal income tax rate to the effective tax rate are as follows for the period ended:

	June 30, 2009		December 31, 2008
	Amount	Rate	Amount	Rate

Income Taxes at Statutory Rate	$(22,598)	-15.0%	$(20,126)	-15.0%
Increase (Decrease) in taxes
Valuation Allowance	22,598	15.0%	$20,126	15.0%
	$—	0.0%	$—	0.0%

The major components of deferred tax assets are as follows:

		December 31,
	June 30, 2009	2008

Deferred tax assets:
Net operating loss carryforward	$(150,653)	$(134,170)
Valuation allowance	150,653	134,170
Net deferred tax assets	$—	$—

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

Through the June 30, 2009, the Company had reached agreement with Christus Muguerza Hospital in Monterrey, Mexico to be the site where the stem cell therapy is administered in Mexico. In order to treat patients in Mexico, it is necessary to obtain approval from COFEPRIS (Mexican FDA) to conduct a clinical trial.  A protocol was written and approved by the Research and Bioethics Committee of Christus Muguerza Hospital.  It together with other required documents were submitted to COFEPRIS on March 31, 2009.  On June 1, 2009, COFEPRIS responded requesting three changes before proceeding with the clinical trial.  These included extending the clinical trial from six months to two years, measuring left ventricular ejection fraction every three months during the two year trial and clarifying in the Informed Consent that the sponsor (the Company) is responsible for the costs of treating any complications resulting from the treatment.  On June 19, 2009, the Company resubmitted having obtained approval from the Research and Bioethics Committee of Christus Muguerza Hospital to make the requested changes.

Subsequent to the end of the quarter, COFEPRIS sent on July 15, 2009 a denial letter citing the issue of the change in the Informed Consent not being resolved.  The Company then engaged local counsel who negotiated with COFEPRIS revised language to the Informed Consent which is anticipated to result in an approval. While the Company believes that this issue will be resolved in the next 30 to 90 days, there is no assurance that this will occur.

In addition subsequent to the end of the quarter, the Company did reach tentative agreement with Titan Imaging located in West Hollywood, California to serve as the staging center for patients.  It is expected that patients will be screened, have their blood dawn and receive all the tests in the subsequent follow-up visits at Titan Imaging’s facilities required by the protocol submitted to COFEPRIS.

The Company anticipates earning revenues for the treatment of congestive heart failure patients although it is not anticipated that any revenues will be earned during the third quarter of 2009.  The Company does not anticipate that during the next twelve months the Company will earn sufficient revenues to fully support all aspects of the new stem cell business plan and, therefore, will continue to seek new funding through equity financings.

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

ITEM 3. Controls and Procedures

 Evaluation of disclosure controls and procedures

 In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by our management, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of June 30, 2009.  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding the required disclosures.  Based on its evaluation, our management concluded, as of the end of the period covered by this report, that our disclosure controls and procedures were effective.

There has been no change in our internal control over financial reporting (as defined in Rule 13 a-15(f) under the Exchange Act) during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: August 14, 2009

	By:	/s/ James F. Mongiardo
James F. Mongiardo
Principal Executive Officer,
President, Principal Financial Officer,
Principal Accounting Officer, and Director