Form 10-Q/A
period 2008-09-30
RegenoCELL Therapeutics, Inc.
filed 2009-08-28
CIK 1221749

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1 to
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ________ to

Commission File Number.
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

Amended Quarterly Report on Form 10-Q
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

RegenoCELL Therapeutics, Inc.

Part II-- OTHER INFORMATION

Item 5. Other Information

On July 17, 2008, the Issuer filed a Form 8K setting forth a change in control and new business strategy for the corporation.  As of that filing, Issuer was no longer a shell corporation and this filing is being amended to reflect that status.

The new mission of the Company as of July 16, 2008 is to bring stem cell therapy treatments to the market as quickly as possible.  The Company has identified and entered into a Letter of Intent with a company currently treating patients with adult stem cells for congestive heart failure and other indications.  TheraVitae, located in Bangkok, Thailand, has developed a process for which patent applications are pending to identify and process adult stem cells found in a patient’s blood.  These adult stem cells are grown into large numbers in vitro (outside the body) and then encouraged to differentiate into angiogenic precursor cells or blood vessel forming cells for the treatment of congestive heart failure.  These adult stem cells can also be used for the treatment of other conditions such as peripheral artery disease.

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

The Issuer has been granted access to the data demonstrating the safety and efficacy of this adult stem cell treatment.  Such access will make it possible to expeditiously seek the necessary regulatory approvals to treat patients in Mexico or initiate clinical trials in the United States.

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

REGENOCELL THERAPEUTICS, INC.

August 27, 2009	By:	/s/ James F. Mongiardo
James F. Mongiardo Principal Executive Officer, President, Principal Financial Officer, Principal Accounting Officer, and Director