Form 10-K/A
period 2008-12-31
RegenoCELL Therapeutics, Inc.
filed 2009-08-28
CIK 1221749

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Yes [X] No [ ]

Large Accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer (Do not check if a smaller reporting company) [ ]	Smaller reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [ ]  No [ X]

The Company's revenues for the year ended December 31, 2008 were $0.

As of March 23, 2009, the aggregate market value of the voting stock held by non-affiliates of the registrant (based on a value of  $.02 per share) on March 23, 2009 was $528,750.

As of March 23, 2009, there were 131,437,500 shares of the registrant's Common Stock outstanding.

REGENOCELL THERAPEUTICS, INC.

Amended Annual Report on Form 10-K
For the Year Ended December 31, 2008

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

RegenoCELL Therapeutics, Inc.

Part II-- OTHER INFORMATION

Item 9B. Other Information

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

Part IV

Item 15.  EXHIBITS

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