Form 10-Q
period 2009-09-30
RegenoCELL Therapeutics, Inc.
filed 2009-11-13
CIK 1221749

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

☐  TRANSITION  REPORT  PURSUANT  TO SECTION  13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________to

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

Indicate the number of shares outstanding of the registrant's common stock, par value $0.0001 per share, outstanding as of the latest practical date. 131,437,500 shares of common stock outstanding as of November 10, 2009.

REGENOCELL THERAPEUTICS, INC.

Quarterly Report on Form 10-Q
For the Quarterly Period Ended September 30, 2009

FORWARD-LOOKING STATEMENTS

This Form 10-Q for the quarterly period ended September 30, 2009 contains forward-looking statements that involve risks and uncertainties.  Forward-looking statements in this document or incorporated herein by reference that are not related to historical results are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.

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

INDEX

RegenoCELL Therapeutics, Inc.
(A Development Stage Corporation)

PART I - FINANCIAL INFORMATION

Item 1 – Interim Financial Statements and Notes – Quarter Ended September 30, 2009

Contents

Page No.

Balance Sheets at September 30, 2009 (unaudited) and December 31, 2008 (audited)	5

Interim Statement of Operations for the Three Months ended September 30, 2009 and 2008 and for the period from February 2, 2002 (inception) to June 30, 2009 (unaudited)	6

Interim Statement of Stockholders’ Equity (Deficit) For the period from February 1, 2002 (inception) to September 30, 2009 (unaudited)	7

Interim Statement of Cash Flow for the Three Months ended September 30, 2009 and 2008 and for the period from February 1, 2002 (inception) to September 30, 2009 (unaudited)	8

Notes to Interim Financial Statements	9

RegenoCell Theraputics Inc.
(A Development Stage Corporation)
Balance Sheet
As of

	September 30,
	2009	December 31,
	(unaudited)	2008
Assets

Current Assets
Cash	$-	$-
Other Receivable	-	-
Total Current Assets	-	-

Net Fixed Assets	3,100	-

Net Intangible Development Costs	9,000	9,000

Total Assets	$12,100	$9,000

Liabilities and Stockholders' Equity

Liabilities

Current Liabilities
Accounts Payable	$46,913	$-
Accrued Interest	7,252	3,458
Accrued Expenses	750	3,000
Total Current Liabilities	54,915	6,458

Note Payable	154,091	118,653

Total Liabilities	209,007	125,111

Stockholders’ Equity

Preferred Stock $.0001 par value, 80,000,000 shares authorized, no shares issued and outstanding as of September 30, 2009 and December 31, 2008 respectively	-	-
Common Stock, $.0001 par value, 520,000,000 shares authorized, 131,437,500 shares issued and outstanding as of September 30, 2009 and December 31, 2008 respectively	13,144	13,144
Additional Paid in Capital	4,913	4,913
Accumulated Deficit during the development stage	(214,963)	(134,168)

Total Stockholders’ Equity	(196,907)	(116,111)

Total Liabilities and Stockholders’ Equity	$12,100	$9,000

The accompanying notes are an integral part of these financial statements

RegenoCell Theraputics Inc.
(A Development Stage Corporation)
Income Statement
For the Nine Months Ended September 30,

			February 1,
			2002 (Inception)
			Through
			September 30,
	2009	2008	2009
	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$-	$-	$-

Administrative Expenses	33,881	19,675	166,174
Development Costs	46,914	-	46,914

Net (Loss) from development stage operations	(80,795)	19,675	(213,088)

Loss on abandonment of assets	-	(1,875)	(1,875)

Net (Loss)	$(80,795)	$21,550	$(214,963)

Basic net loss per common share	$(0.00)	$(0.00)	$(0.00)

Weighted Average of Common Shares Outstanding	131,437,500	131,437,500	131,437,500

The accompanying notes are an integral part of these financial statements

RegenoCell Theraputics Inc.
(A Development Stage Corporation)
Statement of Stockholders Equity
As of September 30, 2009
Unaudited

		Par Value	Paid in	Retained
	Shares	$.0001	Capital	Earnings	Total

February 1, 2002 - Restricted common shares issued to President of Company for expenses	2,000,000	$200	$-	$-	$200
December 31, 2002 - Net (Loss)	-	-	-	(200)	(200)
December 31, 2002 - Balance	2,000,000	200	-	(200)	-
February 15, 2003 - Sale of restricted shares to various stockholders	550,000	55	10,945	-	11,000
December 31, 2003 - Net (Loss)	-	-	-	(6,669)	(6,669)
December 31, 2003 - Balance	2,550,000	255	10,945	(6,869)	4,331
December 31, 2004 - Net (Loss)	-	-	-	(9,272)	(9,272)
December 31, 2004 - Balance	2,550,000	255	10,945	(16,141)	(4,941)
December 31, 2005 - Net (Loss)	-	-	-	(28,583)	(28,583)
December 31, 2005 - Balance	2,550,000	255	10,945	(44,724)	(33,524)
February 2006 repurchase of stock	(106,250)	(11)	(6,739)	-	(6,750)
March 2006 repurchase of stock	(100,000)	(10)	(1,990)	-	(2,000)
December 31, 2006 - Net (Loss)	-	-	-	(25,389)	(25,389)
December 31, 2006 - Balance	2,343,750	234	2,216	(70,113)	(67,663)
Prior Year adjustment for expense reversal	-	-	-	1,650	1,650
December 31, 2007 - Net (Loss)	-	-	-	(12,592)	(12,592)
December 31, 2007 - Balance	2,343,750	234	2,216	(81,055)	(78,605)
March 31, 2008 - additional shares issued resulting from a 3 for 1 common stock split	7,031,250	703	(703)	-	-
June 13, 2008 - additional shares issued resulting from a 10 for 1 common stock split	70,312,500	7,031	(2,450)	(4,581)	-
July 7, 2008 - Restricted common stock issued in lieu of employee compensation	15,000,000	1,500			1,500
July 7, 2008 - Restricted common stock issued for contracted services	5,250,000	525			525
July 22, 2008 - Issuance of restricted common stock to Thera Vitae, Inc. per the terms of the letter of intent dated July 22, 2008	90,000,000	9,000			9,000
July 23, 2008 - Cancellation of common stock	(58,500,000)	(5,850)	5,850		-
December 31, 2008 - Net (Loss)				(48,532)	(48,532)
December 31, 2008 - Balance	131,437,500	13,143	4,913	(134,168)	(116,112)
September 30, 2009 - Net (Loss)				(80,795)	(80,795)
September 30, 2009 - Balance	131,437,500	$13,143	$4,913	$(214,963)	$(196,907)

The accompanying notes are an integral part of these financial statements

RegenoCell Theraputics Inc.
(A Development Stage Corporation)
Cash Flow Statement
For the Nine Months Ended September 30,
Unaudited

			February 1, 2002
			(date of inception)
			through
	2009	2008	September 30,
	(Unaudited)	(Unaudited)	2009

Cash Flows From Operating Activities:
Cash paid to suppliers	$(32,339)	$(23,063)	$(142,941)
Net cash provided by (used in) operating activities	(32,339)	(23,063)	(142,941)

Cash Flows From Investing Activities
(Purchase) of equipment	(3,099)	-	(7,699)
Investment in production activites	-	(16,442)	(9,000)
Net cash used in investing activities	(3,099)	(16,442)	(16,699)

Cash Flows From Financing Activities:
Proceeds from note payable	35,438	56,488	181,856
Repayment of notes payable	-	(25,593)	(27,765)
Sale of common stock	-	9,000	11,200
Repurchase of common stock	-	-	(8,750)

Net cash provided by (used in) financing activities	35,438	39,895	156,541

Net Increase (Decrease) in Cash	(0)	390	(3,099)
Cash Beginning of Period	-	(390)	-
Cash End of Period	$(0)	$0	$(3,099)

Reconciliation of Income in Net Assets to Net Cash Provided by Operating Activities:

Net Loss from Development Stage Activities	$(80,795)	$(21,550)	$(216,188)
Non cash activities:
Depreciation	-	8,663	2,725
Accrual of Interest Expense	3,792	(1,875)	3,792
Abandonment of Assets	-	250	4,581
Write off uncollected other receivable	-	2,025	-
Stock issued in lieu of compensation	-		11,025
Reconciliation Adjustments			-
(Decrease) in Accounts Payable	46,913	(2,200)	46,913
(Decrease) in Accrued Expenses	(2,250)	(2,000)	(3,930)
(Decrease) in Accrued Interest	-	(6,376)	8,140

Net cash provided by (used in) operating activites	$(32,339)	$(23,063)	$(142,941)

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

RegenoCELL Therapeutics, Inc.
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS

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

	September 30,	December 31,
	2009	2008	Estimated
			Useful Life
Equipment	$3,099	0	5 years
	3,099	0
Less: Accumulated Depreciation	-0-	0
Net Fixed Assets	$3,099	$0

RegenoCELL Therapeutics, Inc.
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS

Note 4 - Notes Payable

The Company has issued various unsecured demand promissory notes to the majority shareholder and other unrelated individuals as of September 30, 2009.  No demand has been placed or is anticipated to be placed and therefore, they have been classified as long term debt. The detail of the long term debt is as of September 30, is as follows:

	Principle	Principal
	2009	2008

February 5, 2005 - Demand Note	47,824	47,824	5% per
			annum
June 26, 2008 – Convertible Demand Note 5% per annum, convertible to common stock at $1.00 per share	39,164	39,164

September 30, 2008 – Demand Notes, 0% per Annum.	12,408	12,408

October 1, 2008 – Demand Notes, 5% per Annum.	10,000	10,000

December 31, 2008 – Demand Notes, 0% per Annum.	9,257	9,257

March 31, 2009 – Demand Notes, 0% per Annum	8,960	-

June 30, 2009-Demand Notes, 0% per Annum	6,782	-

September 1, 2008 – Demand Notes, 5% per Annum.	2,500	-

September 30, 2009-Demand Notes, 0% per Annum	17,196	-

Total Debt	154,092	118,653
Less Current Portion	-	-
Long Term Debt	$154,092	$118,653

Interest expense for the nine months ending September 30,	$3,792	$5,771

RegenoCELL Therapeutics, Inc.
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS

Note 5 - Income Taxes

The reconciliation of the statutory Federal income tax rate to the effective tax rate are as follows for the period ended:

	September 30, 2009		December 31, 2008
	Amount	Rate	Amount	Rate

Income Taxes at Statutory Rate	$(32,709)	-15.0%	$(20,126)	-15.0%
Increase (Decrease) in taxes
Valuation Allowance	32,709	15.0%	$20,126	15.0%
	$-	0.0%	$-	0.0%

The major components of deferred tax assets are as follows:

	September 30,	December 31,
	2009	2008

Deferred tax assets:
Net operating loss carryforward	$(218,063)	$(134,170)
Valuation allowance	218,063	134,170
Net deferred tax assets	$-	$-

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

RegenoCELL Therapeutics, Inc.
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS

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

The key part of the business plan, namely the treatment of no option congestive heart failure patients from the United States in Mexico, required obtaining approval from COFEPRIS (Mexican FDA) to conduct a clinical trial in Mexico for an unapproved product.  This is analogous to the United States where the Food and Drug Administration approves clinical trials for unapproved products.

A clinical trial requires a protocol which includes the safety and efficacy data supporting the product.  It also requires information about other similar products and details about the manufacturing process.  As part of the Company’s arrangement with TheraVitae, this necessary information was given to the Company to incorporate into the clinical trial.  The Company put together an extensive Mexican information package. The process in Mexico required that the Company’s clinical trial first be approved by the Research and Bioethics Committee of Christus Muguerza Hospital, similar to an Institutional Review Board in the United States.  Since the Company is applying in Mexico, any documents the Company created had to be translated into Spanish.

The Company obtained the Research and Bioethics Committee approval to conduct the clinical trial on March 18, 2009.  Before the Company submitted to COFEPRIS, a local Mexico City firm, Accelerated Clinical Research (“ACR”) was retained to assist with the application and to follow it through COFEPRIS.  A regulatory strategy was agreed upon and multiple additional documents were created to satisfy what ACR said COFEPRIS would expect to see.

COFEPRIS does not mail any letters about action it is taking. Rather all letters are hand delivered and if you miss a deadline because you did not pick up your letter on time, you start all over.  Through ACR, the Company had someone go to the offices of COFEPRIS in Mexico City every day post the Company’s submission.  COFEPRIS responded on June 1, 2009 requesting three changes to the Company’s program.  The most significant was their request that instead of following patients for 6 months, the Company follow them for 2 years with visits every three months which include measuring the left ventricular ejection fraction at each visit.  The Company agreed to the three changes but before the Company could resubmit had to obtain approval for these changes from the Research and Bioethics Committee at Christus Muguerza Hospital.  The Company did obtain that approval and resubmitted to COFEPRIS on June 19, 2009 which was on time.  Subsequently on July 15, 2009, COFEPRIS raised another issue concerning language in the Informed Consent.  The Company then engaged through ACR local counsel who negotiated with COFEPRIS revised language to the Informed Consent.  COFEPRIS acknowledged receipt of the revised language on August 28, 2009.

On September 24, 2009 COFEPRIS agreed to the revised Informed Consent language.  COFEPRIS also instructed that the Company resubmit the application with the updated Informed Consent.  Subsequent to the close of the quarter on October 12, 2009 approval of the Research and Bioethics Committee to the changes in the Informed Consent was obtained.  The resubmission to COFEPRIS was made on October 13, 2009.  It is anticipated that COFEPRIS will review the revised application on an expedited basis. Once the Company has that approval, the Company can then obtain an import license from another section of COFEPRIS which on average takes 15 business days.

During the quarter ending September 30, TheraVitae asked the Company to become its staging center for patients in North America.  The Company will screen and qualify them, draw their blood and ship it to the cell processing facility in Israel.  The patients will fly to Bangkok to receive the stem cell treatment.  It should be noted that both the shipment of blood and the shipment of stem cells from that blood must be done under a 48 window under controlled temperature conditions.  The logistics for shipment have almost been finalized. Once the Company is cleared to treat patients in Mexico, the TheraVitae referrals will become the Company’s patients.  Subsequent to the close of the quarter, the agreement incorporating these terms was finalized and executed.

The Company has reached tentative agreement with Titan Imaging located in West Hollywood, California to serve as the staging center for patients.  It is expected that patients will be screened, have their blood dawn and receive all the tests in the subsequent follow-up visits at Titan Imaging’s facilities required by the protocol submitted to COFEPRIS.  Titan Imaging will be paid as each patient is processed.

The Company anticipates earning revenues for the treatment of congestive heart failure patients with the possibility of the first patients being treated in the first quarter of 2010.  There is no assurance, however, that this will occur.  The Company does not anticipate that during the next twelve months the Company will earn sufficient revenues to fully support all aspects of the new stem cell business plan and, therefore, will continue to seek new funding through equity financings.

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

ITEM 3. Controls and Procedures

 Evaluation of disclosure controls and procedures

 In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by our management, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of September 30, 2009.  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding the required disclosures.  Based on its evaluation, our management concluded, as of the end of the period covered by this report, that our disclosure controls and procedures were effective.

There has been no change in our internal control over financial reporting (as defined in Rule 13 a-15(f) under the Exchange Act) during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: November 13, 2009

	By:	/s/ James F. Mongiardo
James F. Mongiardo
Principal Executive Officer,
President, Principal Financial Officer,
Principal Accounting Officer, and
Director