Form 10-K
period 2009-12-31
RegenoCELL Therapeutics, Inc.
filed 2010-05-03
CIK 1221749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

The Company's revenues for the year ended December 31, 2009 were $0.

As of March 31, 2010, the aggregate market value of the voting stock held by non-affiliates of the registrant (based on a value of  $.02 per share) on March 31, 2010 was $928,750.

As of March 31, 2010, there were 81,437,500 shares of the registrant's Common Stock outstanding.

REGENOCELL THERAPEUTICS, INC.
INDEX TO ANNUAL REPORT ON FORM 10-K
Fiscal Year Ended December 31, 2009

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

The Letter of Intent with TheraVitae provided for a non exclusive license in Mexico and later the Islands of the Caribbean to commercialize TheraVitae’s stem cell therapy for cardiovascular indications.  The Company may establish clinics to treat congestive heart failure patients with VesCell, TheraVitae’s stem cell therapy.  It also provided for an exclusive license in the United States, Canada and Mexico to obtain regulatory approvals and then market VesCell stem cell therapy for the treatment of peripheral artery disease.

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

Stem Cell Business

After an extended period of due diligence and meetings with the founder of TheraVitae, Inc., the letter of intent which forms the initial basis of the stem cell business of the Company was executed on March 31, 2008. That letter provides for two businesses.  The first is immediately revenue generating, the treatment of no option congestive heart failure patients from the United States in Mexico.  The second is longer term, taking the same product through the regulatory process in the United States for the treatment of peripheral artery disease.  This second business is exclusive for North America.

To implement the stem cell business plan, the first step taken was to find a Chief Medical Officer.  Through previous dealings with Americo Simonini, MD, he was approached and was excited to serve as Chief Medical Officer.  Americo Simonini, MD is a leading cardiac clinician at the Cedars-Sinai Medical Center in Los Angeles.  As part of his diverse interests in leading edge cardiac technologies, he also serves as Clinical Assistant Professor of Medicine at the UCLA Medical School.

Dr. Simonini is a graduate of New York University (BA) and SUNY-Stony Brook, NY (MD).  His postdoctoral training was at multiple institutions including the New York University-Bellevue Hospital Center, the Cardiovascular Research Institute at UCSF and a Cardiology Fellowship at the University of Michigan Medical Center.  He was recruited to serve as Director at the Advanced Heart Failure Program at the Cedars-Sinai Medical Center, Los Angeles where he continues to practice as a clinician.  His abstracts and manuscripts have included an examination of the causes of heart failure as well as the role of angiogenic molecules in coronary artery disease.

As Chief Medical Officer for RegenoCELL Therapeutics, Dr. Simonini will provide oversight to the company’s clinical programs.  Among his responsibilities are the development of data which can be used to support the Company’s stem cell treatment at scientific and medical meetings.  He is responsible for overview of any clinical trial conducted. He must qualify any patient to be treated and is responsible for the follow-up visits after treatment.  Further, he is a source of patients from the United States to be treated in Mexico.

The next major step in implementing the stem cell business plan was to find a place suitable in Mexico to treat no option congestive heart failure patients from the United States.  It had to be conveniently located, be a place where Americans will be comfortable and offer first class medical facilities and personnel to administer the treatment.  The focus was on Monterrey, Mexico which had all the requisite characteristics.  Two hospitals, both of which are qualified, were considered and Christus Muguerza Hospital selected.  Christus is 50% owned by a United States hospital chain.  It is Joint Commission accredited meaning it meets all the standards that hospitals meet in the United States.  It has state-of-the-art catherization laboratories employing GE equipment.  It also is a GE beta testing site for new software for medical equipment.

More importantly, the cardiologist administering the treatment in Mexico is Jose Luis Assad Morrell, MD.  Dr. Assad trained at Johns Hopkins, Georgetown and the Mayo Clinic. He is a Diplomate Mexican Board of Internal Medicine with Certified Subspecialties of Cardiovascular Disease, a Fellow of the American College of Cardiology and a Fellow of the Society of Cardiac Angiography and Interventions.  Agreements were reached with both Christus Muguerza and Dr. Assad for services which they are to provide.

As part of the discussions with Christus Muguerza, it was learned that the Hospital had Class 10,000 clean room space.  This is significant since the plan is open local manufacture in Mexico.  Building a clean room takes 12-18 months.  Leasing space from Christus Muguerza would permit local manufacture to ramp up in a shorter period of time.

In a subsequent meeting at Christus Muguerza, the Hospital suggested that the Company consider Class 10,000 clean room space at the University of Monterrey Medical School.  We visited with the Director of the Medical School and inspected the clean room which was then under construction.  The Medical School/University offers not only Class 10,000 clean room space but also personnel with the requisite technical training who could be employed to provide for local Mexican manufacture.  Subsequent discussions with the founder of TheraVitae led to a joint venture manufacturing proposal from the Company.

The key part of the business plan, namely the treatment of no option congestive heart failure patients from the United States in Mexico, required obtaining approval from COFEPRIS (Mexican FDA) to conduct a clinical trial in Mexico for an unapproved product.  This is analogous to the United States where the Food and Drug Administration approves clinical trials for unapproved products.

A clinical trial requires a protocol which includes the safety and efficacy data supporting the product.  It also requires information about other similar products and details about the manufacturing process.  We put together an extensive Mexican information package.  The process in Mexico required that our clinical trial first be approved by the Research and Bioethics Committee of Christus Muguerza Hospital, similar to an Institutional Review Board in the United States.  Since we are applying in Mexico, any documents we created had to be translated into Spanish.

We obtained the Research and Bioethics Committee approval to conduct the clinical trial in March.  Before we submitted to COFEPRIS, a local Mexico City firm, Accelerated Clinical Research (“ACR”) was retained to assist with the application and to follow it through COFEPRIS.  A regulatory strategy was agreed upon and multiple additional documents were created to satisfy what ACR said COFEPRIS would expect to see.    The documents are so numerous that ACR sent two discs for the Company’s files.

COFEPRIS does not mail any letters about action it is taking. Rather all letters are hand delivered and if you miss a deadline because you did not pick up your letter on time, you start all over.  Through ACR, we had someone go to the offices of COFEPRIS in Mexico City every day post our submission.  COFEPRIS responded in early June requesting three changes to our program.  The most significant was their request that instead of following patients for 6 months, we follow them for 2 years with visits every three months which include measuring the left ventricular ejection fraction at each visit.  We agreed to the three changes but before we could resubmit had to obtain approval for these changes from the Research and Bioethics Committee at Christus Muguerza Hospital.  We did obtain that approval and resubmitted to COFEPRIS on June 19 which was on time (within 10 business days of issuance of the letter).  Subsequently COFEPRIS raised another issue concerning language in the Informed Consent.  The Company then engaged local counsel who negotiated with COFEPRIS revised language to the Informed Consent.

At the request of COFEPRIS, the entire application was resubmitted after obtaining approval again from the Research and Bioethics Committee of Christus Muguerza Hospital for the revised language. The re-submission was made on October 13, 2009.  COFEPRIS approved the application on November 30, 2009.  The final step in this process is to obtain an import license from another section of COFEPRIS.  It takes an average of 15 (fifteen) business days to obtain a license from the date the import license application is submitted.

Concurrent with the final steps in the Mexican approval process, the Company was asked to become its staging center for patients in North America.  We will screen and qualify them, draw their blood and ship it to the cell processing facility in Israel.  The patients will fly to Bangkok to receive the stem cell treatment.  It should be noted that both the shipment of blood and the shipment of stem cells from that blood must be done under a 48 window under controlled temperature conditions.  The Staging Center Services Agreement was executed on November 4, 2009.

The Company also reached agreement with Titan Imaging located in West Hollywood, California to serve as the staging center for patients.  It is expected that patients will be screened, have their blood dawn and receive all the tests in the subsequent follow-up visits at the LA Advanced Heart Therapy Center located at Titan Imaging’s facilities which are required by the protocol submitted to COFEPRIS.  Titan has not requested any up-front payments but rather will be paid as each patient is processed.  The Diagnostic Imaging Services Agreement between the Company and Cardio Diagnostic Imaging, doing business as Titan Imaging, was executed on November 19, 2009.

Final training was conducted the first week of February 2010 making the staging center at Titan Imaging operational in Los Angles.  Referrals will be processed there and the Company will receive payment for these services.  The first such patient was processed on March 23-24, 2010. Once approval to treat in Mexico is obtained, Company patients will be staged at the LA Advanced Heart Therapy Center located at Titan Imaging and treated in Mexico.  Follow-up visits will be over two years in Los Angeles.

Patient flow will be as follows.  A no option congestive heart failure patient (3 to 6 months to live) decides to have the Company’s stem cell treatment.  The patient is screened by Dr. Simonini to determine if the patient qualifies for treatment.  The patient decides to pursue this treatment and enters into a cell therapy logistical services agreement.  The charge is expected to be $64,500.  After payment, the patient goes to the LA Advanced Heart Therapy Center located at Titan Imaging, is evaluated and qualified for the treatment and has their blood drawn.  It is then under controlled temperature conditions sent to Israel for processing within 48 hours.  In Israel, the patient’s stem cells are segregated and grown over 5 days from tens of thousands into many millions.

The patient then flies to Monterrey, Mexico.  They will be staying at the Safi Royal Luxury Hotel Valley where we have negotiated a special rate.  They will be examined by Dr. Assad before the Company’s stem cells are received.  Upon receipt, the patient will be admitted to Christus Muguerza Hospital for treatment pursuant to the approved protocol.  Dr. Assad will administer the Company’s stem cells in one of Christus Muguerza’s catherization laboratories.  The process is very similar to angioplasty except the stem cells are released as opposed to a balloon/stent removing a blockage.  The patient then recovers from this 45 minute procedure (insure that the artery through which the catheter was placed has fully healed).  Dr. Assad then clears the patient to fly back to the United States.

Patient follow-up is conducted at the LA Advanced Heart Therapy Center located at Titan Imaging by Dr. Simonini.  Visits are scheduled for one month, three months and every three months thereafter until two years from receipt of treatment.  Data gathered through these visits will be used by Drs. Simonini and Assad to publish papers and present at scientific and medical meetings.

On January 7, 2010 the Company entered into two agreements.  Closing occurred on February 4, 2010.

The first agreement is between TheraVitae Limited, the Israeli corporation manufacturing the stem cell therapy product, and a newly formed Israeli corporation which is a wholly owned subsidiary of the Company, Regenocell Laboratories, Ltd.  Pursuant to the terms of the agreement, certain assets were acquired and certain liabilities assumed.  These assets include all the manufacturing and office equipment and the transfer of the lease.  At signing the Company paid $75,000 toward the reduction of the assumed liabilities.  All the employees were terminated then offered and accepted employment with Regenocell Laboratories, Ltd.

The second agreement is between Yieldex, Ltd. and the Registrant for the acquisition of certain rights.  This includes clinical data, the non exclusive use of the CRM System which manages clinical data and input necessary to schedule a patient for stem cell production, and all rights in patent and patent applications, if any, in connection with activities of stem cell research, therapy development and clinical trials under the trade name ”TheraVitae” for the world except for Asia.  Israel is excluded by definition from being part of Asia.  The cash price is $5,000,000 (five million United States dollars), of which $75,000 was paid to TheraVitae Limited and $25,000 to Yieldex on January 7.  The balance is due in monthly installments on or before January 4, 2015.  Minimum installments are $5,000 per patient processed in Israel after the first eight patients during the preceding month.  In addition 25% of any equity raised by the Company will be applied to the outstanding balance.

In addition 40,000,000 (forty million) shares of the Company’s common stock, par value $.0001, was issued to Yieldex Ltd and its nominees.  The 40,000,000 shares are restricted and subject to a two year Lock-Up period beginning January 4, 2010.  These shares are also subject to a voting agreement.  During the Lock-Up period and for any subsequent period until the shares are sold to the public in the open market,  the Board of Directors will be expanded to five members and the shareholders whose shares are locked up will vote for a maximum of two directors.  The Company’s shareholders who are not parties to the Lock-Up agreement will vote their shares for the same two directors until the aggregate number of Yieldex shares are 15,000,000 (fifteen million) or less. The Yieldex shareholders agree to vote the Yieldex shares for a maximum of three directors designated by James F. Mongiardo.  While this voting rights agreement is in effect, unanimous approval of all the directors then in office or approval of holders of at least a majority of the shares will be required for: (i) any proposal to increase capital in a way that would result in dilution of existing shareholders’ percentages by ten percent (10%) or more; (ii) any proposal to merge, consolidate or amalgamate with any other corporate entity; (iii) any proposal to sell all or a material part of the assets; and, (iv) any proposal to amend the bylaws.

As a result of the actions described above, on February 4, 2010 the Company’s primary asset is Regenocell Laboratories Ltd. which is manufacturing and selling stem cell therapy product used to treat congestive heart failure and peripheral artery disease.  Purchases are being made to treat patients for these indications in Bangkok, Thailand and the Dominican Republic.  It is anticipated that purchases will also be made to treat patients in Mexico and other countries.

Manufacturing and Distribution

We will be purchasing the stem cell therapy from our wholly owned subsidiary, Regenocell Laboratories, Ltd. at the same price it is currently selling to other customers.  These other customers are treating patients in Bangkok and the Dominican Republic.  It is anticipated that other customers will be added over time.  There is sufficient capacity to fulfill expanded orders over present monthly order flow.  Distribution will remain the same with blood being drawn from the patient by the customer, sent to Regenocell Laboratories, Ltd. in Israel for cell processing and the resulting cells being sent to the customer for administration to the patient in the country designated by the customer.

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

While there are many approved treatment options for congestive heart failure and peripheral artery disease, the focus of the Company is on no option patients.  Thus, the many approved treatment options are no longer effective and the patient is either at risk of dying within a short period of time (congestive heart failure) or having a limb amputated (peripheral artery disease).  There are many investigations and research programs underway by companies with more resources to develop new treatment options which would be competitive to the Company’s stem cell therapy.  In addition to the potential competition from these efforts, the Company does have one primary direct competitor for the treatment outside the United States of congestive heart failure patients. Regenocycte Therapeutic, LLC has establish a clinic in the Dominican Republic for the administration of stem cell therapy which will be purchased from Regenocell Laboratories, Ltd.

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

Intellectual Property Matters

Where appropriate, we will seek patent, trademark and other proprietary rights protection for the products and brands we develop or introduce.  In other cases, we will seek to license the rights to use the patents, trademarks and other proprietary rights of others in support of our business strategy.  However, there can be no assurance that patent, trademark and other proprietary rights will issue for any applications we file or that we will be able to license such products and rights on terms acceptable to the Company, or at all.  To date, the Company has not filed any applications or registrations for any patent, trademark and other proprietary rights.

Regulatory Matters

The research and development, preclinical studies and clinical trials, and ultimately, the culturing, manufacturing, marketing and labeling of our product candidates are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries. All approvals necessary to manufacture the stem cell therapy product in Israel for use outside of Israel has been obtained by Regenocell Laboratories, Ltd. While stem cell therapy may be regulated pursuant to different statutes, we believe that stem cell therapy is subject to regulation in the United States as a biological product.  Whatever regulatory pathway is selected by the FDA, any pathway will involve similar requirements as those for biological products.

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

If the required Phase I, II and III clinical testing is completed successfully, the results of the required clinical trials, the results of product development, preclinical studies and clinical trials, descriptions of the manufacturing process and other relevant information concerning the safety and effectiveness of the biological product candidate are submitted to the FDA in the form of a BLA. In most cases, the BLA must be accompanied by a substantial user fee. The FDA may deny a BLA if all applicable regulatory criteria are not satisfied or may require additional data, including clinical, toxicology, safety or manufacturing data. It can take several years for the FDA to approve a BLA once it is submitted, and the actual time required for any product candidate may vary substantially, depending upon the nature, complexity and novelty of the product candidate.

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

Research and Development

The Company did not invest in research and development for its previous business plan to develop cafes in South Carolina and then in other states in the South East featuring gourmet coffee, pastries and related items.  In order to implement the new business strategy, the Company will have to invest in research and development with respect to its treatment of patients outside the United States initially in Mexico and for submitting an IND for stem cell therapy treatment for peripheral artery disease in the United States and Europe and conducting the clinical trials necessary to apply for approval to market for this indication.  In addition Regenocell Laboratories, Ltd. will invest in research and development to create new stem cell therapy products.

Employees

The Company currently employs one individual, James F. Mongiardo.  Regenocell Laboratories, Ltd. has thirteen (13) employees.

Item 1A.  Risk Factors

Risks Related to our Business

The new stem cell business is subject to claims by TheraVitae, Inc. that it is covered by intellectual property owned by it.

As more fully described in Item 3, Legal Proceedings, our new stem cell business is subject to claims by TheraVitae, Inc. that it is covered by intellectual property owned by it.  While the Company disputes these claims, there is no assurance that litigation pending in Canada will be resolved in the Company’s favor.

There is no assurance that there will be sufficient monthly patient flow for Regenocell Laboratories, Ltd. to break even.

Patient flow is dependent upon marketing efforts of other companies and changing regulatory climates.  There is no assurance that there will be sufficient monthly patient flow for Regenocell Laboratories, Ltd. to break even.

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

We expect to continue to incur substantial operating losses in the future in order to conduct our research and development activities, and, if those activities are successful, to fund clinical trials and other expenses. These expenses include the cost of acquiring technology, product testing, acquiring regulatory approvals, establishing production, marketing, sales and distribution programs and administrative expenses. We have not earned any revenues from sales of any product through December 31, 2009.

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

We are highly dependent on the principal members of our management and scientific staff and some of our outside consultants, including our chief executive officer, our chief medical officer and our chief technology officer. Although we have entered into employment agreements with some of these individuals, they may terminate their agreements at any time. In addition, our operations are dependent upon our ability to attract and retain additional qualified scientific and management personnel. We may not be able to attract and retain the personnel we need on acceptable terms given the competition for experienced personnel among pharmaceutical, biotechnology and health care companies, universities and research institutions.

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

As of March 31, 2010, there were contractual obligations to issue stock options to purchase 500,000 shares of our common stock. Moreover, we expect to issue additional options to purchase shares of our common stock to compensate employees, consultants and directors, and may issue additional shares to raise capital, to acquire other companies or technologies, to pay for services or for other corporate purposes. Any such issuances will have the effect of diluting the interest of current shareholders.

We are not able to trade on the OTC Bulletin Board until a new market maker is approved.

The shares of the Company have not traded.  The market maker who obtained approval to trade the Company’s shares on the OTC Bulletin Board has gone out of business.  Until a new market maker is identified and approved for trading the Company’s shares on this market, the Company’s shares may not be traded on the OTC Bulletin Board.  While the Company believes that this issue will be resolved in the next 90 days, there is no assurance that this will occur.

Item 1B. Unresolved Staff Comments

There are no unresolved staff comments.

Item 2.   PROPERTIES

The Company does not own any real property or any interest in real property and does not invest in real property or have any policies with respect thereto as a part of its operations or otherwise.

The principal business address of the Company is 2 Briar Lane, Natick, Massachusetts 01760, which is space owned by the President and Chief Executive Officer of the Company. Rent has not been charged for the office space and it is not expected that rent will be charged in the near-term.

Regenocell Laboratories, Ltd. has assumed a lease with Africa-Israel for its manufacturing operations in Israel.  Lease payments converted to dollars are $10,400 plus VAT totaling $12,050 per month.  The lease runs through August 31, 2011 with a two year option to renew.  There is $135,000 in a restricted account used by Bank Hapoalim to guarantee payment of the lease.  These funds are to be transferred and accordingly the bank guarantee transferred from TheraVitae Limited to Regenocell Laboratories, Ltd.

Item 3.  LEGAL PROCEEDINGS

On February 10, 2010, Kwalata Trading Limited, a wholly owned subsidiary of TheraVitae, Inc., a Canadian corporation, obtained an ex parte order from the District Court for the Central Region of Israel to seize the intellectual property alleged owned by Kwalata which is in the possession of either Theravitae, Ltd. or Regenocell Laboratories Ltd., the wholly owned Israeli subsidiary corporation of the Company. The Court appointed trustee took files and computers including computers dedicated solely to equipment from  Regenocell Laboratories facilities at 7, Pinchas St., Ness Ziona in what the Company considered to be an unlawful attempt to close the facilities.

Prior to a scheduled hearing, a settlement agreement was reached which then became the resolution of the case by the District Court for the Central Region of Israel.  All equipment and files taken are to be returned subject to copying by the applicants at their expense.  Excluded from copying are attorney-client privileged documents, business documents and private documents.  Regenocell Laboratories and the Company agree not to disclose the alleged intellectual property to third parties except in the ordinary course of business, for government filings and when a non disclosure agreement is obtained. This order remains in effect until a subsequent order by the Court or the resolution of an arbitration begun in Canada by Kwalata against TheraVitae, Ltd.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On January 4, 2010 through written consent in lieu of a special meeting of the stockholders of RegenoCELL Therapeutics, Inc., stockholders representing at least of majority of the outstanding stock of the Company agreed to purchase certain assets which will give the Company control over the manufacture of the stem cell product which will be used to treat patients in Mexico as well as supply that products for patients being treated by other corporations in Bangkok, the Dominican Republic and other locations, and the Company having arranged for the funding needed to execute the agreements which will give it control over the manufacture of the stem cell product thereupon approved, adopted, ratified and confirmed the following actions taken by the Board of Directors: (1)  Effective January 4, 2010, or as soon as practicable thereafter, create a wholly owned subsidiary incorporated under the laws of the state of Israel with the corporate name “Regenocell Laboratories, Ltd.”  The sole shareholder of Regenocell Laboratories, Ltd. shall be the Corporation; and upon creation of Regenocell Laboratories, Ltd., authorize James F. Mongiardo to serve as its sole director; and upon the appointment of James F. Mongiardo as the sole director of Regenocell Laboratories, Ltd., authorize the opening of corporate accounts for Regenocell Laboratories, Ltd. with Bank Hapoalim or another local bank in Israel with employees of Regenocell Laboratories, Ltd. being authorized as signatories on said accounts; (2) approve an Asset Purchase Agreement between Regenocell Laboratories, Ltd. and TheraVitae Ltd., a company incorporated under the laws of the state of Israel; (3) approve an Assignment of Rights between Yieldex, Ltd., a company incorporated under the laws of Hong Kong; (4) pursuant to the terms of the Yieldex agreement, issue forty million (40,000,000) restricted common shares, par value $.0001. Said shares shall be initially issued in the name of “Yieldex, Ltd.”, held in escrow by the Corporation and voted in accordance with recommendations by the Corporation’s Board until agreed upon Share Lock-Up and Corporate Governance documents are executed by each entity or person to receive these shares. When presented with such documents setting forth the entire re-allocation of these shares, the Corporation shall instruct Florida Atlantic Stock Transfer to cancel the Yieldex, Ltd. stock certificate and re-issue the same number shares in accordance with the instructions and documentation received; (5) approve a Loan Agreement between Mr. Christian Frampton and the Corporation for one hundred sixty thousand United States dollars ($160,000); and (6) in return for the personal guarantee of the President of the Corporation James F. Mongiardo to guarantee the repayment of the capital but not the fee of the loan, grant James F. Mongiardo a first lien on all assets of the Corporation including its wholly owned subsidiaries until said capital has been repaid by the Corporation.

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

On July 22, 2008, the Board authorized the issuance of 90,000,000 restricted common shares par value $0.0001 to TheraVitae, Inc. in accordance with the Letter of Intent.  Said shares were held by the Company in escrow with full control of voting rights until release to TheraVitae upon completion and execution of the agreements incorporating the terms of the Letter of Intent.

On July 23, 2008, the Board authorized the cancellation from certain shareholders of 49,125,000 restricted common shares, par value $0.0001.  Said shares were returned to the transfer agent for cancellation and were cancelled.

On December 31, 2009, the Board concluded that the agreements incorporating the terms of the Letter of Intent with TheraVitae, Inc. had not been completed and there appeared to be no possibility of their completion and authorized the cancellation of 90,000,000 restricted common shares par value $0.0001 being held by the Company in escrow for TheraVitae, Inc. Said shares were returned to the transfer agent for cancellation and were cancelled.

On January 4, 2010, pursuant to the terms of the Assignment of Rights Agreement between Yieldex, Ltd. and the Company, 40,000,000 shares of the Company’s common stock, par value $.0001, were issued subject to a two year Lock-Up period beginning January 4, 2010 and a voting rights agreement.

As of March 31, 2010, there were 81,437,500 shares of the registrant's Common Stock outstanding and approximately 18 shareholders of record.

We have not issued any options or warrants to purchase common stock or any other class of our securities.

Recent Sales Of Unregistered Securities

On July 7, 2008, the Company issued restricted common shares to the following:

Douglas T. Rice	-	250,000 common shares
Domenic Mazza	-	5,000,000 common shares
James F. Mongiardo	-	15,000,000 common shares

On July 22, 2008, the Board authorized the issuance of 90,000,000 restricted common shares par value $0.0001 to TheraVitae, Inc. in accordance with the Letter of Intent.  Said shares were held by the Company in escrow with full control of voting rights until release to TheraVitae upon completion and execution of the agreements incorporating the terms of the Letter of Intent.

On December 31, 2009, the Board concluded that the agreements incorporating the terms of the Letter of Intent with TheraVitae, Inc. had not been completed and there appeared to be no possibility of their completion and authorized the cancellation of 90,000,000 restricted common shares par value $0.0001 being held by the Company in escrow for TheraVitae, Inc. Said shares were returned to the transfer agent for cancellation and were cancelled.

On January 4, 2010, pursuant to the terms of the Assignment of Rights Agreement between Yieldex, Ltd. and the Company, 40,000,000 shares of the Company’s common stock, par value $.0001, were issued subject to a two year Lock-Up period beginning January 4, 2010 and a voting rights agreement.

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

Equity Compensation Plan Information

The Company did not have an Equity Compensation Plan during the year ended December 31, 2009.

Item 6.  SELECTED FINANCIAL DATA

The following tables present selected consolidated historical financial data and should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the consolidated financial statements and notes thereto and other financial information included elsewhere in this Annual Report on Form 10-K. We derived the selected consolidated statement of operations data for the years ended December 31, 2004, 2005, 2006, 2007, 2008 and 2009 and consolidated balance sheet data as of December 31, 2004, 2005, 2006, 2007, 2008 and 2009 from our audited financial statements and notes thereto that are included elsewhere in this Annual Report on Form 10-K.

Statement of Operational Data:	Year Ended December 31,
	(In thousands, except per share data)
	2004	2005	2006	2007	2008	2009

Revenue	$-	$-	$-	$-	$-	$-
Operating Expenses:
Development Costs					(14)	(47)
Marketing General and Administrative	(8)	(26)	(21)	(9)	(27)	(176)
Total Operating Expenses	(8)	(26)	(21)	(9)	(41)	(223)
Loss from Development Stage Operations	(8)	(26)	(21)	(9)	(41)	(223)
Depreciation	-	(1)	(1)	(1)
Interest Exp	(1)	(2)	(3)	(3)	(5)	(5)
Loss on Abandonment					(2)
Loss Before Income Taxes	(9)	(29)	(25)	(13)	(48)	(228)
Income Taxes	-	-	-	-	-	-
Net (Loss)	$(9)	$(29)	$(25)	$(13)	$(48)	$(228)

Basic and Diluted Net Loss Per Share	$-	$-	$-	$-	$-	$-
Weighted Average Shares Outstanding - basic and diluted	76,500,000	71,859,375	70,312,500	70,312,500	96,187,500	131,190,925

Balance Sheet	Year Ended December 31,
	(In thousands, except per share data)
	2004	2005	2006	2007	2008	2009

Current Assets	10	32	3	-	-	-
Working Capital Deficit	9	27	(5)	(13)	(6)	(357)
Net Capital Assets	1	4	3	2	-	102
Net Intangible Development Costs			-	-	9	-
Accounts Payable and Accrued Expenses	1	3	4	5	3	176
Accrued Interest	-	2	4	8	3	111
Long Term Debt	15	65	65	68	119	-
Deficit Accumulated during Development Stage	(16)	(45)	(70)	(86)	(134)	(363)
Total Shareholder's Equity	(5)	(34)	(68)	(77)	(116)	(354)

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

Our Ability To Continue as a Going Concern

Our independent registered public accounting firm has issued its report dated April 30, 2010 in connection with the audit of our financial statements as of December 31, 2009 that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements as of December 31, 2009 have been prepared under the assumption that we will continue as a going concern. If we are not able to continue as a going concern, it is likely that holders of our common stock will lose all of their investment. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Discussion and Analysis

The new mission of the Company is to bring stem cell therapy treatments to the market as quickly as possible.  The Company identified a company treating patients with adult stem cells for congestive heart failure and other indications.  The company located in Bangkok, Thailand, has developed a process to identify and process adult stem cells found in a patient’s blood.  These adult stem cells are grown into large numbers in vitro (outside the body) and then encouraged to differentiate into angiogenic precursor cells or blood vessel forming cells for the treatment of congestive heart failure.  These adult stem cells can also be used for the treatment of other conditions such as peripheral artery disease.  The manufacturing operations for this process are located in Israel.

Currently congestive heart failure patients cleared for treatment have one-half pint of blood drawn which is sent to the cell processing facility in Israel. After the adult stem cells in the patient’s blood have been extracted and grown into large numbers of angiogenic precursor cells, they are sent to Bangkok, Thailand and the Dominican Republic for infusion into the patient in a minimally invasive procedure.  The stem cell therapy is either delivered through a catheter or injected directly into the myocardium. All patients are private pay.

The results to date have been impressive.  Over three hundred (500) congestive heart failure patients with no other options have shown similar results to a clinical trial of 24 patients.  In that trial, statistically significant improvements between baseline and the three month and six month follow-up were achieved for:

•	Improvement in the six minutes walking test.

•	Increase in metabolic equivalent units (METs) during the stress test.

•	Decrease in the perfusion defect region of the target artery.

•	Decrease in the Canadian Cardiovascular Society (CCS) Grading Scale.

On January 7, 2010 the Company entered into two agreements.  Closing occurred on February 4, 2010.

The first agreement is between TheraVitae Limited, the Israeli corporation manufacturing the stem cell therapy product, and a newly formed Israeli corporation which is a wholly owned subsidiary of the Company, Regenocell Laboratories, Ltd.  Pursuant to the terms of the agreement, certain assets were acquired and certain liabilities assumed.  These assets include all the manufacturing and office equipment and the transfer of the lease.  At signing the Company paid $75,000 toward the reduction of the assumed liabilities.  All the employees were terminated then offered and accepted employment with Regenocell Laboratories, Ltd.

The second agreement is between Yieldex, Ltd. and the Registrant for the acquisition of certain rights.  This includes clinical data, the non exclusive use of the CRM System which manages clinical data and input necessary to schedule a patient for stem cell production, and all rights in patent and patent applications, if any, in connection with activities of stem cell research, therapy development and clinical trials under the trade name ”TheraVitae” for the world except for Asia.  Israel is excluded by definition from being part of Asia.  The cash price is $5,000,000 (five million United States dollars), of which $75,000 was paid to TheraVitae Limited and $25,000 to Yieldex on January 7.  The balance is due in monthly installments on or before January 4, 2015.  Minimum installments are $5,000 per patient processed in Israel after the first eight patients during the preceding month.  In addition 25% of any equity raised by the Company will be applied to the outstanding balance.

In addition 40,000,000 (forty million) shares of the Company’s common stock, par value $.0001, was issued to Yieldex Ltd and its nominees.  The 40,000,000 shares are restricted and subject to a two year Lock-Up period beginning January 4, 2010.  These shares are also subject to a voting agreement.  During the Lock-Up period and for any subsequent period until the shares are sold to the public in the open market,  the Board of Directors will be expanded to five members and the shareholders whose shares are locked up will vote for a maximum of two directors.  The Company’s shareholders who are not parties to the Lock-Up agreement will vote their shares for the same two directors until the aggregate number of Yieldex shares are 15,000,000 (fifteen million) or less. The Yieldex shareholders agree to vote the Yieldex shares for a maximum of three directors designated by James F. Mongiardo.  While this voting rights agreement is in effect, unanimous approval of all the directors then in office or approval of holders of at least a majority of the shares will be required for: (i) any proposal to increase capital in a way that would result in dilution of existing shareholders’ percentages by ten percent (10%) or more; (ii) any proposal to merge, consolidate or amalgamate with any other corporate entity; (iii) any proposal to sell all or a material part of the assets; and, (iv) any proposal to amend the bylaws.

As a result of the actions described above, on February 4, 2010 the Company’s primary asset is Regenocell Laboratories Ltd. which is manufacturing and selling stem cell therapy product used to treat congestive heart failure and peripheral artery disease.  Purchases are being made to treat patients for these indications in Bangkok, Thailand and the Dominican Republic.  It is anticipated that purchases will also be made to treat patients in Mexico and other countries.

The Company has not generated any revenues from operations or otherwise since its inception through the formation of Regenocell Laboratories, Ltd..  The Company intended to generate revenue through the development of cafes in South Carolina and then in other states in the South East, featuring gourmet coffee, pastries and related items. Through December 31, 2007, the Company had not been successful in raising capital for the development, marketing or sale of either these cafes or any products. The Company then adopted a new stem cell therapy business strategy on July 16, 2008.

In order to implement the new strategy of the Company, the Company will need to raise capital during the next 12 months:  cash on hand was $102,079 as of December 31, 2009 which amount is inadequate to fund the company’s current projected capital requirements.  Net loss for the Company for the year ended December 31, 2009 was equal to $228,663, with total net loss from inception through December 31, 2009 equal to $362,831.  The Company has funded operations to date in part through the sale of equity securities and loans, although such efforts have been insufficient to effectively pursue its business strategy.

With respect to Regenocell Laboratories, Ltd., processing eight patients during a month will result in revenues exceeding $130,000.  The combination of the existing business being serviced by the manufacturing operations, namely patients being treated in Bangkok and the Dominican Republic, and the addition of patients to be treated by the Company in Mexico and other locations is expected to keep patient flow for the manufacturing facility at or above the breakeven of eight patients.  Capacity at the current configuration of the manufacturing facility is more than double the breakeven.  There can be no assurance of any patient flow for any given month.

Our capital requirements will depend on numerous factors, including but not limited to the commitments and progress of our research and development efforts, the progress of clinical trials, the cost of sales and marketing for the congestive heart failure stem cell therapy business and other products, medical and business consultants and advisors, the time and cost involved in maintaining regulatory compliance, and competing technological and market developments.  Future activities, including the establishment of stem cell therapy for the treatment of peripheral artery disease in the medical marketplace, will be subject to our ability to raise funds.

We intend to raise capital primarily through the public or private sale of securities (equity and/or debt), although there can be no assurance that we will be able to obtain capital or, if such capital is available, that the terms of any financing will be acceptable.  If the Company succeeds in raising capital, such funds will be used to facilitate the manufacturing operations of Regenocell Laboratories Ltd., to find new customers for Regenocell Laboratories Ltd. and to find patients for treatment in Mexico. With respect to peripheral artery disease, capital will be used for completing the research and development to submit an IND (and its equivalent in Europe) for authorization to begin clinical trials in the United States and Europe. This may include payment for additional animal trials. Payment for clinical trials includes retaining the services of a clinical research organization, payment to the clinical research site(s) for patients enrolled in the clinical trials, payment for the stem cell therapy used in these clinical trials, payment for costs associated with Institution Review Board Approval, and preparation of reports to the FDA and EMEA, requests to continue later phase clinical trials and submission of a BLA to the FDA and its equivalent to the EMEA requesting marketing approval for the treatment of peripheral artery disease.

The Company also does not expect to purchase any plant or significant equipment over the next 12 months.  Regenocell Laboratories, Ltd. may purchase between $100,000-$300,000 in new equipment for its manufacturing operations.

If we are unsuccessful at raising sufficient capital to fund our operations, for whatever reason, we may be forced to seek opportunities outside of our new corporate focus or to seek a buyer for our business or another entity with which we could partner.  Ultimately, if all of these alternatives fail, we may be required to cease operations and seek protection from creditors under applicable bankruptcy laws.

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

REGENOCELL THERAPEUTICS, INC.
AUDIT REPORT OF INDEPENDENT ACCOUNTANTS
AND
FINANCIAL STATEMENTS

December 31, 2009 and 2008

REGENOCELL THERAPEUTICS, INC.

SADLER, GIBB & ASSOCIATES, L.L.C.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
RegenoCELL Therapeutics, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of RegenoCELL Therapeutics, Inc. (A Development Stage Company) as of December 31, 2009, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.  The financial statements of RegenoCELL Therapeutics, Inc. as of December 31, 2008, were audited by other auditors whose report dated March 27, 2009, expressed an unqualified opinion on those statements.

We conduct our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RegenoCELL Therapeutics, Inc. (A Development Stage Company) as of December 31, 2009, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has not yet established an ongoing source of revenue sufficient to cover its operating costs which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

SADLER, GIBB AND ASSOCIATES, LLC

Salt Lake City, UT
April 30, 2010

REGENOCELL THERAPEUTICS, INC.
(FKA GOOD BUDDY’S COFFEE EXPRESS, INC.)
(A Development Stage Company)
BALANCE SHEETS

	December 31, 2009	December 31, 2008
Assets

Current Assets
Cash	$102,079	$-
Total Current Assets	102,079	-

Net Fixed Assets	2,893	-

Net Intangible Development Costs	-	9,000
Total Assets	$104,972	$9,000

Liabilities and Stockholders' Equity

Liabilities

Current Liabilities
Accounts Payable	$64,982	$-
Accrued Interest	110,597	3,457
Accrued Expenses	750	3,000
Notes Payable - Related Party	81,018	-
Notes Payable - Current	201,400	-
Total Current Liabilities	458,747	6,457

Notes Payable - Long-term	-	118,653

Total Liabilities	458,747	125,110

Stockholders' Equity

Preferred Stock $.0001 par value, 80,000,000 shares authorized, no shares issued and outstanding as of December 31, 2009 and 2008 respectively	-	-
Common Stock, $.0001 par value, 520,000,000 shares authorized, 41,437,500 and 131,437,500 shares issued and outstanding as of December 31, 2009 and 2008 respectively	4,143	13,144
Additional Paid in Capital	4,913	4,913
Accumulated Deficit during the development stage	(362,831)	(134,168)
Total Stockholders' Equity	(353,775)	(116,111)

Total Liabilities and Stockholders' Equity	$104,972	$9,000

The accompanying notes are an integral part of these financial statements.

REGENOCELL THERAPEUTICS, INC.
(FKA GOOD BUDDY’S COFFEE EXPRESS, INC.)
(A Development Stage Company)
STATEMENTS OF OPERATIONS

			From February 1,
			2002 (Inception)
	For the Years Ended		Through
	December 31,		December 31,
	2009	2008	2009

Revenues	$-	$-	$-

Administrative Expenses	176,612	41,429	303,677
Development Costs	46,914	-	46,914

Net (Loss) from development stage operations	(223,526)	(41,429)	(350,591)

Interest expense	(5,137)	(5,228)	(10,365)
Loss on abandonment of assets	-	(1,875)	(1,875)

Net (Loss)	$(228,663)	$(48,532)	$(362,831)

Basic net loss per common share	$(0.00)	$(0.00)

Weighted Average of Common Shares Outstanding	131,190,925	96,187,500

The accompanying notes are an integral part of these financial statements.

REGENOCELL THERAPEUTICS, INC.
(FKA GOOD BUDDY’S COFFEE EXPRESS, INC.)
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

December 31, 2007 - Balance	2,343,750	234	2,216	(81,055)	(78,605)
March 31, 2008 - additional shares issued resulting from a 3 for 1 common stock split	7,031,250	703	(703)	-	-
June 13, 2008 - additional shares issued resulting from a 10 for 1 common stock split	70,312,500	7,031	(2,450)	(4,581)	-
July 7, 2008 - Restricted common stock issued in lieu of employee compensation	15,000,000	1,500			1,500
July 7, 2008 - Restricted common stock issued for contracted services	5,250,000	525			525
July 22, 2008 - Issuance of restricted common stock to Thera Vitae, Inc. per the terms of the letter of intent dated July 22, 2008	90,000,000	9,000			9,000
July 23, 2008 - Cancellation of common stock	(58,500,000)	(5,850)	5,850		-
December 31, 2008 - Net (Loss)				(48,532)	(48,532)
December 31, 2008 - Balance	131,437,500	13,143	4,913	(134,168)	(116,111)
December 30, 2009 - Cancellation of restrictd common stock issued to Thera Vitae, Inc., on July 22, 2008	(90,000,000)	(9,000)			(9,000)
December 31, 2009 - Net (Loss)				(228,663)	(228,663)
December 31, 2009 - Balance	41,437,500	$4,143	$4,913	$(362,831)	$(353,774)

The accompanying notes are an integral part of these financial statements.

REGENOCELL THERAPEUTICS, INC.
(FKA GOOD BUDDY’S COFFEE EXPRESS, INC.)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			From February 1,
			2002 (Inception)
	For the Years Ended		Through
	December 31,		December 31,
	2009	2008	2009

Operating Activities:
Net Loss from Development Stage Activities	(228,663)	(48,532)	(362,831)
Non cash activities:
Depreciation	207	-	2,932
Accrual of Interest Expense	107,137	-	107,137
Abandonment of Assets	-	1,875	1,875
Write off uncollected other receivable	-	250	-
Cancellation of licensing agreeement	(9,000)	-	(9,000)
Stock issued in lieu of compensation	-	11,025	11,025
Reconciliation Adjustments			-
Accounts Payable	64,982	(2,200)	64,982
Accrued Expenses	(2,250)	(4,180)	(3,949)
Accrued Interest	-	500	8,140
Net cash (used in) operating activities	(67,587)	(41,262)	(179,689)

Investing Activities:
Purchase of equipment	(3,099)	-	(3,099)
Investment in production activites	9,000	(9,000)	-
Net cash provided by (used in) investing activities	5,901	(9,000)	(3,099)

Financing Activities:
Proceeds from note payable - related party	81,018	-	81,018
Proceeds from note payable	82,747	78,418	229,164
Repayment of notes payable	-	(27,765)	(27,765)
Sale of common stock	-	-	11,200
Repurchase of common stock	-	-	(8,750)
Net cash provided by financing activities	163,765	50,653	284,867

Net Change in Cash
Net Increase (Decrease) in Cash	102,079	391	102,079
Cash Beginning of Period	-	(390)	-
Cash End of Period	102,079	-	102,079

Supplemental Cash Flow Disclosure:
Cash Paid For:

Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The mission of the Company is to bring stem cell therapy treatments to the market as quickly as possible. The Company’s therapy will utilize a process to identify and process adult stem cells found in a patient’s blood. These adult stem cells are grown into large numbers in vitro (outside the body) and then encouraged to differentiate into angiogenic precursor cells or blood vessel forming cells for the treatment of congestive heart failure. These adult stem cells can also be used for the treatment of other conditions such as peripheral artery disease.

At the current time the Company is still in the development stage and as such reports its financial statements as a Development Stage Enterprise.

Accounting Method

The Company’s financial statements are prepared using the accrual method of accounting.  The Company has elected a December 31 year-end.

Concentration of Credit Risk

The Company's financial instruments that are exposed to concentration of credit risk are cash.  Additionally, the Company maintains cash balances in bank deposit accounts which, at times, may exceed federally insured limits.

Cash Equivalents

For purposes of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.  The Company at times may maintain a cash balance in excess of insured limits.

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Fixed Assets

Fixed assets are stated at cost.  Major additions and improvements are capitalized in the month following the month in which the assets or improvement are deemed to be placed in service. Maintenance and repairs are expensed as incurred. Upon disposition, the net book value is eliminated from the accounts, with the resultant gain or loss reflected in operations. Depreciation expense is computed on a straight-line basis over the estimate useful lives of the assets as follows:

Machinery and equipment:	10-15 years
Furniture and fixtures & transportation equipment:	3-7 years

The Company periodically assesses the recoverability of property, plant and equipment and evaluates such assets for impairment whenever events or changes in circumstances indicate that the net carrying amount of an asset may not be recoverable. Asset impairment is determined to exist if estimated future cash flows, undiscounted and without interest charges, are less than the net carrying amount.

Intangible Assets

In 2008, the Company had completed a Letter of Intent to acquire a non-exclusive license to market TheraVitae Inc.’s stem cell technology in Mexico and the Caribbean.  The cost of implementing this business was recorded as an intangible asset and would have been amortized at the time when the company began recognizing revenue over the life of the agreement.  However, in 2009 the parties to the Letter of Intent reached an impasse and the license was not acquired.

Provision for Taxes

The Company applies ASC 740, which requires the asset and liability method of accounting for income taxes.  This method requires that the current or deferred tax consequences of all events recognized in the financial statements be measured by applying the provisions of enacted tax laws to determine the amount of taxes payable or refundable currently or in future years. Deferred tax assets are reviewed for recoverability and the Company records a valuation allowance to reduce its deferred tax assets when it is more likely than not that all or some portion of the deferred tax assets will not be recovered.

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings (Loss) Per Share

The Company presents "basic" earnings (loss) per share and, if applicable, "diluted" earnings per share pursuant to the provisions of ASC 740. Basic earnings (loss) per share are calculated by dividing net income or loss by the weighted average number of shares outstanding during each period. The calculation of diluted earnings (loss) per share is the same as the basic earnings (loss) per share.

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

Recent Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary. This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP. It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset de-recognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10). For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160. The Company does not expect the provisions of ASU 2010-02 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued Accounting Standards Update 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force). This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260. Effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis. The Company does not expect the provisions of ASU 2010-01 to have a material effect on the financial position, results of operations or cash flows of the Company.

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)

In December 2009, the FASB issued Accounting Standards Update 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 167. The Company does not expect the provisions of ASU 2009-17 to have a material effect on the financial position, results of operations or cash flows of the Company.

In December 2009, the FASB issued Accounting Standards Update 2009-16, Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets. This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 166. The Company does not expect the provisions of ASU 2009-16 to have a material effect on the financial position, results of operations or cash flows of the Company.

In October 2009, the FASB issued Accounting Standards Update 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing. This Accounting Standards Update amends the FASB Accounting Standard Codification for EITF 09-1. The Company does not expect the provisions of ASU 2009-15 to have a material effect on the financial position, results of operations or cash flows of the Company.

In October 2009, the FASB issued Accounting Standards Update 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements. This update changed the accounting model for revenue arrangements that include both tangible products and software elements. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company does not expect the provisions of ASU 2009-14 to have a material effect on the financial position, results of operations or cash flows of the Company.

In October 2009, the FASB issued Accounting Standards Update 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. This update addressed the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than a combined unit and will be separated in more circumstances that under existing US GAAP. This amendment has eliminated that residual method of allocation. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company does not expect the provisions of ASU 2009-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)

In September 2009, the FASB issued Accounting Standards Update 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). This update provides amendments to Topic 820 for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). It is effective for interim and annual periods ending after December 15, 2009. Early application is permitted in financial statements for earlier interim and annual periods that have not been issued. The Company does not expect the provisions of ASU 2009-12 to have a material effect on the financial position, results of operations or cash flows of the Company.

In July 2009, the FASB ratified the consensus reached by EITF (Emerging Issues Task Force) issued EITF No. 09-1, (ASC Topic 470) "Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance" ("EITF 09-1"). The provisions of EITF 09-1, clarifies the accounting treatment and disclosure of share-lending arrangements that are classified as equity in the financial statements of the share lender. An example of a share-lending arrangement is an agreement between the Company (share lender) and an investment bank (share borrower) which allows the investment bank to use the loaned shares to enter into equity derivative contracts with investors. EITF 09-1 is effective for fiscal years that beginning on or after December 15, 2009 and requires retrospective application for all arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009. Share-lending arrangements that have been terminated as a result of counterparty default prior to December 15, 2009, but for which the entity has not reached a final settlement as of December 15, 2009 are within the scope. Effective for share-lending arrangements entered into on or after the beginning of the first reporting period that begins on or after June 15, 2009. The Company does not expect the provisions of EITF 09-1 to have a material effect on the financial position, results of operations or cash flows of the Company.

NOTE 2 - GOING CONCERN ASSUMPTION

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, the Company does not have significant cash or other current assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern which raises substantial doubt regarding its ability to continue as a going concern.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

NOTE 2 – GOING CONCERN ASSUMPTION (CONTINUED)

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the preceding paragraph and eventually attain profitable operations.  The accompanying financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment are stated at cost.  Depreciation is computed over the estimated life of the assets. Depreciation expense for the years ended December 31, 2009 and 2008 amounted to $207 and
$-0-, respectively.  Gains from losses on sales and disposals are included in the statements of operations.  Maintenance and repairs are charged to expense as incurred.  As of December 31, 2009 and 2008 property and equipment consisted of the following:

	December 31, 2009	December 31, 2008	Estimated Useful Life
Equipment	$3,100	$-	5 years
	3,100	-

Accumulated depreciation	(207)	-
Total property and equipment	$2,893	$-

NOTE 4 – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2009, the Company has borrowed $81,018 from a related party to fund continuing operations.  This note bears no interest, is due on demand and is uncollateralized.

NOTE 5 – NOTES PAYABLE

The Company has issued various unsecured demand promissory notes to a major shareholder and other unrelated individuals as of December 31, 2009.  This major shareholder has personally guaranteed the principal of one demand note and in return has been granted first lien on the assets of the corporation.  Subsequent to year end, one of the notes payable outstanding went into default which meant that the default terms of the note went into effect.  Please see Note 8 for description of default terms of this note.  The detail of the Company debt as of December 31, 2009, is as follows:

NOTE 5 – NOTES PAYABLE (CONTINUED)
	Principle 2009	Principle 2008
February 5, 2005 - Demand Note, 5% per annum.	$47,822	$47,822
June 26, 2008 – Convertible Demand Note 5% per annum, convertible to common stock at $1.00 per share	39,164	39,164
September 30, 2008 – Demand Notes, 0% per annum.	12,408	12,408
October 1, 2008 – Demand Notes, 5% per annum.	10,000	10,000
December 31, 2008 – Demand notes, 0% per annum.	9,257	9,257
March 31, 2009 – Demand notes, 0% per annum.	8,960	-
June 30, 2009 - Demand notes, 0% per annum.	6,782	-
September 1, 2008 – Demand Notes, 5% per annum.	2,500	-
September 30, 2009-Demand Notes, 0% per annum.	17,196	-
December 24, 2009- Loan Payable, Principal amount of $160,000, 0% per annum., payable March 30, 2010	102,000	-
Total Debt	256,092	118,653

Less Current Portion	256,092	118,653

Long Term Debt	$-	$-

Interest expense for the year ending December 31, 2009 and 2008	$5,137	$5,228

NOTE 6 – STOCKHOLDERS’ EQUITY

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

On July 7, 2008, the Company amended its articles of incorporation and increased the number of authorized common stock to 520,000,000 shares at a par value of $.0001 per share. The Company also issued 250,000 restricted common shares in lieu of payment for business consulting services, 5,000,000 restricted common shares for marketing consultation services and 15,000,000 restricted common shares for employee compensation.

NOTE 6 – STOCKHOLDERS’ EQUITY (CONTINUED)

On July 22, 2008, in accordance with a letter of intent between TheraVitae, Inc and the Company to secure licensing rights from Thera Vitae, Inc., the Board of Directors placed 90,000,000 restricted common shares at par value of $0.0001.in escrow. These shares will be released upon completion and execution of the agreements incorporating the terms of the Letter of Intent. The Letter of Intent with TheraVitae provides for a non exclusive license in Mexico and later the Islands of the Caribbean to commercialize TheraVitae’s stem cell therapy for cardiovascular indications.  It also provides for an exclusive license in the United States, Canada and Mexico to obtain regulatory approvals and then market VesCell stem cell therapy for the treatment of peripheral artery disease. On December 30, 2009, the agreement was cancelled and the shares were returned to the company.

On July 23, 2008, the Board authorized the cancellation from certain shareholders of 58,500,000 restricted common shares, par value $0.0001.  Said shares were returned to the transfer agent for cancellation.

On November 16, 2009 the Company issued a private placement memorandum expiring on March 31, 2010 to raise $ 500,000. The terms of the offering consists of 1 share of common stock and one five year warrant exercisable at $.75. Each unit costs $.50, and there are 1,000,000 units available. The minimum subscription is 100,000 units.  As of December 31, 2009 no shares have been issued in connection with the private placement memorandum.

NOTE 7 – INCOME TAXES

The Company provides for income taxes under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. SFAS No. 109 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. The Company’s predecessor operated as entity exempt from Federal and State income taxes.

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 39% to net the loss before provision for income taxes for the following reasons:

	December 31, 2009	December 31, 2008
Income tax expense at statutory rate	$(89,179)	$(18,927)
Common stock issued for services	-	4,300
Valuation allowance	89,179	14,627
Income tax expense per books	$-	$-

NOTE 7 – INCOME TAXES (CONTINUED)

Net deferred tax assets consist of the following components as of:

	December 31, 2009	December 31, 2008
NOL carryover	$141,504	$52,326
Valuation allowance	(141,504)	(52,326)
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $141,504 for federal income tax reporting purposes are subject to annual limitations. When a change in ownership occurs, net operating loss carry forwards may be limited as to use in future years.

NOTE 8 – SUBSEQUENT EVENTS

In early January 2010 the Company created a wholly owned foreign subsidiary in Israel for the purpose of developing and operating the laboratory facilities associated with its products. The name of the subsidiary is Regenocell Laboratories Ltd.

On January 7th 2010, the Companies foreign subsidiary Regenocell Laboratories Ltd. consummated an asset purchase agreement with TheraVitae Limited. Under the terms of the agreement the Company will acquire certain assets of TheraVitae Limited, approximate net book value of $346,000, in exchange for assuming certain liabilities of approximately $334,000 and $75,000 in cash (all currency is in US dollars).

In early January 2010 the Company signed an Assignment of Rights agreement with Yieldex LTD a Hong Kong corporation.  Under the agreement the Company purchased the right to use outside of Asia the patents and patent applications related to Yieldex LTD’s stem cell research, therapy development and clinical trials. In addition the Company obtained the rights to all the clinical trial results, endorsements, files and other pertinent information.  Under the terms of the agreement the Company will pay Yieldex LTD $5,000,000 (US) in cash over a period of 5 years. In addition the Company will also irrevocably issue 40,000,000 shares of Common stock to Yieldex LTD.

On February 10, 2010, Kwalata Trading Ltd., a wholly owned subsidiary of TheraVitae, Inc., a Canadian corporation, obtained an ex parte order to seize alleged intellectual property owned by it in the possession of the Company’s wholly owned Israeli corporation, Regenocell Laboratories, Ltd.  A response was filed on February 24 and the Court scheduled a hearing for March 3.  A settlement was negotiated through suggestions from the Judge.  All equipment and files taken are to be returned subject to copying by the applicants at their expense.  Excluded from copying are attorney-client privileged documents, business documents and private documents.  Regenocell Laboratories and the Company agree not to disclose the alleged intellectual property to third parties except in the ordinary course of business, for government filings and when a non disclosure agreement is obtained.

NOTE 8 – SUBSEQUENT EVENTS (CONTINUED)

On March 30, 2010, a note payable representing 36 percent of total notes payable outstanding went into default which meant that the default terms of the note went into effect.  According to the terms of the agreement, in the event of default, the borrower is to pay an interest rate of 18 percent per annum on all outstanding amounts owing to the lender until all amounts including interest are paid in full. The interest began to accrue from the date of breach and will extend up to the date all amounts owing are repaid in full by the Company to the lender.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
By letter dated March 20, 2010, Lieberman, Sharma & Associates PA (“Lieberman”) resigned as the independent auditor for the Company effective January 1, 2010 because the firm has elected to no longer continue as a reporting firm under the guidelines of the Public Company Accounting Oversight Board (PCAOB).

Lieberman’s reports on the financial statements of the Company for the fiscal years ended December 31, 2008, December 31, 2007, December 31, 2006, December 31, 2005, December 31, 2004 and for the period from February 1, 2002 (inception) through December 31, 2008 contain no adverse opinion or disclaimer of opinion. Except for the going concern qualifications, there were no other qualifications.

The Company’s Board of Directors approved the change in independent auditors.

For the fiscal year ended December 31, 2008, December 31, 2007, December 31, 2006, December 31, 2005, December 31, 2004 and for the period from February 1, 2002 (inception) through December 31, 2008 and for the period January 1, 2009 through January 1, 2010 (the date the relationship ended with the former auditor), there has been no disagreement between the Company and Lieberman, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Lieberman would have caused it to make a reference to the subject matter of the disagreement in connection with its reports.

During the fiscal years ended December 31, 2008, December 31, 2007, December 31, 2006, December 31, 2005 and December 31, 2004, and for the period from February 1, 2002 (inception) through December 31, 2008 and for the period from January 1, 2009 through January 1, 2010 (the date the relationship ended with the former auditor), the Company has not been advised of any matter described in Regulation S-B, Item 304 (a) (1) B).

The Company engaged Sadler, Gibb and Associates, P.O. Box 411, Farmington, Utah 84025 (“Gibb”) as its new independent auditors as of February 23, 2010.  Prior to such date the Company did not consult with Gibb regarding (i) the application of accounting principles, (ii) the type of audit opinion that might be rendered by Gibb, or (iii) any other matter that was subject of a disagreement between the Company and its former auditor as described in Item 304 (a) (1) (iv) of Regulation S-B.

ITEM 9A.           CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report on Form 10-K, an evaluation was carried out by our management, with the participation of the Chief Executive Officer and Principal Accounting Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act")) as of December 31, 2009. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Principal Financial Officer, to allow timely decisions regarding required disclosures.

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

Our management conducted an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

Based on this assessment, our management has concluded that, as of December 31, 2009, the Company's internal control over financial reporting is effective.

Changes in Internal Control over Financial Reporting

As of the end of the period covered by this report, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2009, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Directors and Executive Officers

Our directors, executive officers and key employees are as follows:

Name:	Age	Position	Director since

James F. Mongiardo	64	President and Chairman	2008

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

Audit Committee

The Company currently does not have an audit committee; until expansion of the Board to five members as provided in the Yieldex agreement, the sole director will act as the audit committee of the Board of Directors.

Nominations

The Board of Directors nominates candidates to stand for election as directors; other candidates also may be nominated by any stockholder, provided that such other nomination(s) are submitted in writing to the Secretary of the Company no later than 90 days prior to the meeting of stockholders at which such directors are to be elected, together with the identity of the nominator and the number of shares of the Company’s stock owned, directly or indirectly, by the nominator.  Directors are elected at the annual meeting of the stockholders, except for vacancies and newly created directorships resulting from any increase in the authorized number of directors elected by all of the stockholders having the right to vote as a single class (which positions may be filled by the affirmative vote of a majority of the directors then in office, although fewer than a quorum, or by a sole remaining director), and each director elected shall hold office until such director’s successor is elected and qualified or until the director’s earlier death, resignation or removal.  )  Pursuant to the terms of the Assignment of Rights agreement between Yieldex, Ltd. and the Company,  40,000,000 (forty million) shares of the Company’s common stock, par value $.0001, were issued subject to the following.  The 40,000,000 shares are restricted and subject to a two year Lock-Up period beginning January 4, 2010.  These shares are also subject to a voting agreement.  During the Lock-Up period and for any subsequent period until the shares are sold to the public in the open market,  the shareholders whose shares are locked up will vote for a maximum of two directors.  The Company’s shareholders who are not parties to the Lock-Up agreement will vote their shares for the same two directors until the aggregate number of Yieldex shares are 15,000,000(fifteen million) or less. The Yieldex shareholders agree to vote the Yieldex shares for a maximum of three directors designated by James F. Mongiardo.  While this voting rights agreement is in effect, unanimous approval of all the directors then in office or approval of holders of at least a majority of the shares will be required for: (i) any proposal to increase capital in a way that would result in dilution of existing shareholders’ percentages by ten percent (10%) or more; (ii) any proposal to merge, consolidate or amalgamate with any other corporate entity; (iii) any proposal to sell all or a material part of the assets; and, (iv) any proposal to amend the bylaws.

Directors' Remuneration

Our directors are presently not compensated for serving on the board of directors.

Code Of Ethics and Standards of Conduct

In 2009 we had limited operations and have not as of yet adopted a Code of Ethics and Standards of Conduct.  We plan to consider adopting a Code of Ethics and Standards of Conduct applicable to our directors, officers and employees in 2010.

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

Summary Compensation Table

The table below sets forth the total compensation accrued by the Company for the years ended December 31, 2009, 2008, 2007, 2006, 2005, 2004 and 2003 for the Company’s present and former President.

Summary Compensation Table

				Long-Term Compensation
		Annual Compensation		Payouts
Name and		Awards		Shares Underlying	All Other
Principal Position	Year	Salary	Bonus	Options Granted (#)	Compensation

James F. Mongiardo	2009	0	0	0	0
	2008	0	0	0	0
Scott Massey	2008	0	0	0	0
Former President, principal	2007	0	0	0	0
executive officer,	2006	0	0	0	0
principal financial officer	2005	0	0	0	0
and director	2004	0	0	0	0
	2003	0	0	0	0

Inception to 12/31/02		0	0	0	0

Option and Long—Term Incentive Plans

Effective November 23, 2009, the Company created the 2009 Stock Option and Incentive Plan (the “Plan”) to provide stock options and other equity interests in the Corporation to employees, officers, directors, consultants and advisors of the Corporation and its Subsidiaries, all of whom are eligible to receive Awards under the Plan.  The Plan has up to six million (6,000,000) shares of Corporation’s common stock, par value $.0001, available for Awards.  Said awards will vest over four years, one quarter after one year and the balance at one forty-eighth (1/48) of the total Award over the next three years.

On November 23, 2009, the Company approved the issuance of an Award of five hundred thousand (500,000) shares to Americo Simonini, MD, to serve as Chief Medical Officer of the Corporation effective the first trading day of the Corporation’s common stock or the date that the fair market value for the common stock can be determined, whichever is earlier.

Item 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table shows, as of March 31, 2010 the beneficial ownership of Common Stock of the Company by (i) any person or group who is known to the Company to be the beneficial owner of more than 5% of the Company’s Common Stock, (ii) the sole current director of the Company, (iii) the sole named executive officer of the Company, and (iv) all current directors and executive officers as a group.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of class

James F. Mongiardo	15,000,000	18.12%
2 Briar Lane
Natick, MA 01760

Domenic Mazza	5,000,000	6.14%
Apartment 503
3700 Galt Ocean Drive N.E.
Fort Lauderdale, FL 33306

Yieldex, Ltd.(2)	40,000,000	49.12%
Basement
Kwong Long Tai Building
1016 Tai Nam West Street
Hong Kong

All current directors and executive officers as a group (1 person)	15,000,000	18.12%

(1)  Unless otherwise indicated, each of the persons named in the table above has sole voting and investment power with respect to the shares set forth opposite such person’s name.  With respect to each person or group, percentages are calculated based on the number of shares beneficially owned, including shares that may be acquired by such person or group within 60 days of March 31, 2010 upon the exercise of stock options, warrants or other purchase rights, but not the exercise of options, warrants or other rights held by any other person.

(2)  As part of the transaction between Yieldex, Ltd. and the Company, 40,000,000 (forty million) shares of the Company’s common stock, par value $.0001, was issued to Yieldex Ltd and its nominees.  The 40,000,000 shares are restricted and subject to a two year Lock-Up period beginning January 4, 2010.  These shares are also subject to a voting agreement.  During the Lock-Up period and for any subsequent period until the shares are sold to the public in the open market,  the Board of Directors will be expanded to five members and the shareholders whose shares are locked up will vote for a maximum of two directors.  The Company’s shareholders who are not parties to the Lock-Up agreement will vote their shares for the same two directors until the aggregate number of Yieldex shares are 15,000,000 (fifteen million) or less. The Yieldex shareholders agree to vote the Yieldex shares for a maximum of three directors designated by James F. Mongiardo.  While this voting rights agreement is in effect, unanimous approval of all the directors then in office or approval of holders of at least a majority of the shares will be required for: (i) any proposal to increase capital in a way that would result in dilution of existing shareholders’ percentages by ten percent (10%) or more; (ii) any proposal to merge, consolidate or amalgamate with any other corporate entity; (iii) any proposal to sell all or a material part of the assets; and, (iv) any proposal to amend the bylaws.

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

Item 14.           Principal Accountant Fees and Services.

           The Company paid audit fees to its independent certified public accountant, Sadler, Gibb & Associates in the amount of  $1,500 for the year ended December 31, 2009.

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

REGENOCELL THERAPEUTICS, INC.

Dated: April 30, 2010	By: /s/ James F. Mongiardo

James F. Mongiardo
President and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 30, 2010.

/s/ James F. Mongiardo
James F. Mongiardo
Principal Executive Officer,
President, Principal Financial
Officer, Principal Accounting
Officer and Director