Form 10-Q
period 2010-03-31
RegenoCELL Therapeutics, Inc.
filed 2010-06-14
CIK 1221749

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

[ ]  TRANSITION  REPORT  PURSUANT  TO SECTION  13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____to_____

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]

Indicate the number of shares outstanding of the registrant's common stock, par value $0.0001 per share, outstanding as of the latest practical date. 81,437,500 shares of common stock outstanding as of May 10, 2010.

REGENOCELL THERAPEUTICS, INC.

Quarterly Report on Form 10-Q
For the Quarterly Period Ended March 31, 2010

FORWARD-LOOKING STATEMENTS

This Form 10-Q for the quarterly period ended March 31, 2010 contains forward-looking statements that involve risks and uncertainties.  Forward-looking statements in this document or incorporated herein by reference that are not related to historical results are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.

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

These forward-looking statements are based on beliefs of our management as well as current expectations, projections, assumptions and information currently available to the Company and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated or implied by such forward-looking statements.  In evaluating these statements, you should consider various factors including the assumptions, risks and uncertainties set forth in our Annual Report on Form 10-K for the year ended December 31, 2009 and other reports and documents we have filed with or furnished to the Securities and Exchange Commission.  Should one or more of those risks or uncertainties materialize or should underlying expectations, projections and assumptions prove incorrect, actual results may vary materially from those described.  Those events and uncertainties are difficult to predict accurately and many are beyond our control. The Company assumes no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date of these statements except as specifically required by law.  Accordingly, past results and trends should not be used to anticipate future results or trends.

INDEX

Part I-- FINANCIAL INFORMATION

Item 1. Interim Financial Statements and Notes – Quarter Ended March 31, 2010

Item 2. Management’s Discussion and Analysis or Plan of Operations

Item 3. Controls and Procedures

Part II-- OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 3. Defaults upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

Signatures

PART I - FINANCIAL INFORMATION

Item 1 – Interim Financial Statements and Notes – Quarter Ended March 31, 2010

Contents

Page No.

Consolidated Balance Sheets - March 31, 2010 and December 31, 2009	6

Consolidated Statements of Operations for the Three Months Ended
March 31, 2010 and 2009	7

Consolidated Statement of Stockholders’ Equity for the Three Months Ended
March 31, 2010 and 2009	8

Consolidated Statements of Cash Flows for the Three Months ended
March 31, 2010 and 2009	9

Notes to Consolidated Financial Statements	10

REGENOCELL THERAPEUTICS, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,
	2010	December 31,
	(unaudited)	2009
Assets

Current Assets
Cash	$22,692	$102,078
Other Receivable	3,290	-
Prepaid Expenses	80,959
Loans Receivables - Related Parties	-
Total Current Assets	106,941	102,078

Net Fixed Assets	198,918	2,893

Security Deposits	137,072
Net Intangible Licensing Costs	4,904,000
Goodwill	49,338
Total Assets	$5,396,269	$104,971

Liabilities and Stockholders' Equity

Liabilities
Current Liabilities
Accounts Payable	$64,982	$64,982
Customer Deposits	15,000
Accrued Interest	161,422	110,597
Accrued Expenses	662,397	750
Total Current Liabilities	903,802	176,329

Long Term Debt
Note Payable	3,908,201	162,323
Note Payable Related Party	172,376	120,094
Total Other Liabilities	4,080,577	282,417

Other Liabilities
Unamortized Discount Rate	1,129,122	-

Total Liabilities	6,113,501	458,746

Stockholders' Equity

Preferred Stock $.0001 par value, 80,000,000 shares authorized, no shares issued and outstanding as of March 31, 2010 and
December 31, 2009 respectively	-	-
Common Stock, $.0001 par value, 520,000,000 shares
authorized, 81,437,500 shares issued and outstanding as of
March 31, 2010 and 41,437,500 issued and outstanding as of
December 31, 2009 respectively	8,143	4,143
Additional Paid in Capital	4,913	4,913
Accumulated Deficit during the development stage	(725,530)	(362,831)
Translation Adjustment	(4,758)	-
Total Stockholders' Equity	(717,232)	(353,775)

Total Liabilities and Stockholders' Equity	$5,396,269	$104,971

The accompanying notes are an integral part of these financial statements.

REGENOCELL THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2010	March 31, 2009
	(Unaudited)	(Unaudited)

Revenues	$291,865	$-

Cost of Sales	184,841	-
Administrative Expenses	145,622	10,199
Professional Fees	288,881	-
Development Costs	-	-
Occupancy Costs	39,979	-
Total Operating Expenses	659,322	10,199

Loss before other income (expenses) and discontinued operations	(367,457)	(10,199)
Other income (expenses)
Loss on abandonment of assets	-	-
Loss before comprehensive income (expenses)	(367,457)	(10,199)
Comprehensive income (expenses)
Translation loss from exchange of foreign currency	4,758	-
Net Comprehensive Loss	$(362,699)	$(10,199)

Basic net loss per common share	$(0.01)	$(0.00)

Weighted Average of Common Shares Outstanding	61,078,125	96,187,500

The accompanying notes are an integral part of these financial statements.

REGENOCELL THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock
					Accumulated
			Additional		Other
			Paid in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Deficit	Total

December 31, 2008 - Balance	131,437,500	13,143	4,913	(134,168)	-	(116,112)
December 30, 2009 - Cancellation of
restrictd common stock issued to Thera
Vitae, Inc., on July 22, 2008	(90,000,000)	(9,000)	-	-	-	(9,000)
December 31, 2009 - Net (Loss)				(228,663)		(228,663)
December 31, 2009 - Balance	41,437,500	4,143	4,913	(362,831)	-	(353,775)

January 1, 2010- Issuance of restricted
common stock to Yieldx, LTD. per the
terms of the Assignment of Rights dated
December 31, 2009 (unaudited)	40,000,000	4,000	-	-	-	4,000
Translation Adjustment (unaudited)					(4,758)	(4,758)
March 31, 2010 - Net (Loss) (unaudited)				(362,699)	-	(362,699)
March 31, 2010 - Balance (unaudited)	81,437,500	$8,143	$4,913	$(725,530)	$(4,758)	$(717,232)

The accompanying notes are an integral part of these financial statements.

REGENOCELL THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31, 2010 (Unaudited)	Far the Three Months Ended March 31, 2009 (Unaudited)
Cash Flow From Operating Activities:
Cash collected from sales	303,575
Cash paid to suppliers	$(134,305)	$(8,960)
Net cash provided by (used in) operating activities	169,269	(8,960)

Cash Flow From Investing Activities
(Purchase) of equipment	(221,842)	-
Goodwill associated with Asset Purchase	(49,338)
Investment in production activities	(4,904,000)	-
Net cash used in investing activities	(5,175,180)	-

Cash Flow From Financing Activities:
Proceeds from note payable	3,798,160	8,960
Unamortized discount	1,129,123
Sale of common stock	3,999	-

Net cash provided by (used in) Financing activities	4,931,282	8,960

Effects of Exchange Rates on Change in Cash	(4,758)	-

Net Increase (Decrease) in Cash	(79,357)	-
Cash Beginning of Period	102,079	-

Cash End of Period	$22,692	$-

Reconciliation of Income in Net Assets to Net Cash
Provided by Operating Activities:

Net Loss	$(362,699)	$(5,960)
Non cash activities:
Depreciation	25,817	-
Accrual of Interest Expense	50,826	-
Reconciliation Adjustments
(Increase) in Other Receivables	(3,290)	-
(Increase) in Prepaid Expenses	(80,959)	-
(Increase) in Security Deposits	(137,072)	-
(Decrease) in Accounts Payable		-
(Decrease) in Accrued Expenses	661,647	-
Increase in Customer Deposits	15,000	-
(Decrease) in Accrued Interest		-

Net cash provided by (used in) operating activates	$169,270	$(8,960)

The accompanying notes are an integral part of these financial statements.

REGENOCELL THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATION FINANCIAL STATEMENTS
March 31, 2010 and December 31, 2009

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2010, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2009 audited financial statements.  The results of operations for the period ended March 31, 2010 is not necessarily indicative of the operating results for the full year.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

REGENOCELL THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATION FINANCIAL STATEMENTS
March 31, 2010 and December 31, 2009

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements
Below is a listing of the most recent accounting pronouncements issued since the December 31, 2009 audited financial statements of the Company were released and through June 8, 2010. The Company has evaluated these pronouncements and does not expect their adoption to have a material impact on the Company’s financial position, or statements.

▪
Accounting Standards Update 2010-17 Revenue Recognition- Milestone Method (Topic 605): Milestone Method of Revenue Recognition – a consensus of the FASB emerging issues task force. Effective for fiscal years on or after June 15, 2010.

▪	Accounting Standards Update 2010-12 Income Taxes (Topic 740): Accounting for Certain Tax Effects of the 2010 Health Care Reform Acts (SEC Update). Effective July 1, 2010.
▪	Accounting Standards Update 2010-11Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives. Effective July 1, 2010.
▪	Accounting Standards Update 2010-09 Subsequent Events (topic 855): Amendments to Certain Recognition and Disclosure Requirements. Effective July 1, 2010.
▪	Accounting Standards Update 2010-06 Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. Effective July 1, 2010.
▪	Accounting Standards Update 2010-05 Compensation-Stock Compensation (Topic718): Escrowed share arrangements and the Presumption of Compensation (SEC Update). Effective July 1, 2010.
▪	Accounting Standards Update 2010-04 (ASU 2010-04), Accounting for Various Topics-Technical Corrections to SEC Paragraphs. Effective July 1, 2010.

NOTE 4 – ASSET ACQUISITION

In early January 2010 the Company created a wholly owned foreign subsidiary in Israel for the purpose of developing and operating the laboratory facilities associated with its products. The name of the subsidiary is Regenocell Laboratories Ltd.  On January 7th 2010, the Companies foreign subsidiary Regenocell Laboratories Ltd. consummated an asset purchase agreement with TheraVitae Limited. Under the terms of the agreement the Company acquired certain assets of TheraVitae Limited at a book value of approximately $360,000, in exchange for assuming certain liabilities of approximately $334,000 and $75,000 in cash (all currency is in US dollars).

Purchase Price
Cash Paid	$75,000
Liabilites Assumed	334,266
Total Purchase Price		$409,266
Assets received
Computer	173,058
Prepaid Exp	26,676
Security Deposit	137,072
Furniture	23,122
Net Value of Assets Purchased		359,928
Goodwill		$49,338

REGENOCELL THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATION FINANCIAL STATEMENTS
March 31, 2010 and December 31, 2009

During the quarter, Company entered into an agreement which became effective on January 7, 2010 to purchase the intangible assets of a company incorporated in Hong Kong and operating in Israel, Yieldex.  Per the agreement, the Company purchased the rights to patents and patent applications in connection with its activities of stem cell research, therapy development, and clinical trials under the trade name "TheraVitae."  The agreement also assigned rights to testing procedures, testing results, and full copy data from clinical trials conducted by the seller over its operating and research history.  This also includes all other related procedures, software files, etc.  The assets were acquired in exchange for 40,000,000 shares of the Company’s common stock, $100,000 cash, and a note payable in the amount of $5,000,000.   Per terms of the agreement, repayment of the note will be made out of proceeds of revenues relating to the assigned intangible assets and out of capital raised by management.  The maturity date of the note is January 4, 2015.

NOTE 5 – RELATED PARTY NOTES PAYABLE

During the year ended December 31, 2009, the Company has borrowed $171,373 from a related party to fund continuing operations.  This note bears no interest, is due on demand and is uncollateralized.

NOTE 6 – NOTES PAYABLE

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

NOTE 7 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) Company management reviewed all material events through the date of this report and there are no material subsequent events to report.

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

Critical Accounting Policies

Our financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation.  A complete summary of these policies is included in Note 3 of the notes to our consolidated financial statements.  We have identified below the accounting policies that are of particular importance in the presentation of our financial position, results of operations and cash flows and which require the application of significant judgment by management.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Provision for Taxes

The Company applies ASC 740, which requires the asset and liability method of accounting for income taxes.  This method requires that the current or deferred tax consequences of all events recognized in the financial statements be measured by applying the provisions of enacted tax laws to determine the amount of taxes payable or refundable currently or in future years.  Deferred tax assets are reviewed for recoverability and the Company records a valuation to reduce its deferred tax assets when it is more likely than not that all or some portion of the deferred tax assets will not be recovered.

Foreign Currency Translation

Assets and liabilities of consolidated subsidiaries whose functional currency is not the U.S. dollar are translated into U.S. dollars, the functional currency of the Company, using the exchange rate in effect at each period end.  Revenues and expenses are translated at the weighted average exchange rate during the period.  The effects of the foreign currency translation adjustment arising from differences in exchange rate from period to period are deferred and accumulated in other comprehensive loss for subsidiaries whose functional currency is their local currency.  Currency transaction gain or losses, derived on monetary assets and liabilities stated in a currency other than the functional currency, are recognized in current operations and have not been significant to the Company’s operating results in any period.

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

Management’s Discussion and Analysis and Plan of Operations

The new mission of the Company is to bring stem cell therapy treatments to the market as quickly as possible.  The Company manufacturers a product utilizing adult stem cells for the treatment of congestive heart failure and other indications. These adult stem cells are grown into large numbers in vitro (outside the body) and then encouraged to differentiate into angiogenic precursor cells or blood vessel forming cells for the treatment of congestive heart failure.  These adult stem cells can also be used for the treatment of other conditions such as peripheral artery disease.  The manufacturing operations for this process are located in Israel.

Currently congestive heart failure patients cleared for treatment have one-half pint of blood drawn which is sent to the cell processing facility in Israel. After the adult stem cells in the patient’s blood have been extracted and grown into large numbers of angiogenic precursor cells, they are sent to several locations for infusion into the patient in a minimally invasive procedure.  The stem cell therapy is either delivered through a catheter or injected directly into the myocardium. All patients are private pay.

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

As a result of the actions described above, on February 4, 2010 the Company’s primary asset is Regenocell Laboratories Ltd. which is manufacturing and selling stem cell therapy product used to treat congestive heart failure and peripheral artery disease.  Purchases are being made to treat patients for these indications in Bangkok, Thailand and the Dominican Republic.  It is anticipated that purchases will also be made to treat patients in other countries.

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

In order to implement the new strategy of the Company, the Company will need to raise capital during the next 12 months:  cash on hand was $22,692 as of March 31, 2010 which amount is inadequate to fund the company’s current projected capital requirements.  Net comprehensive loss for the Company for the period ended March 31, 2010 was equal to $362,699.  The Company has funded operations to date in part through the sale of equity securities and loans, although such efforts have been insufficient to effectively pursue its business strategy.

With respect to Regenocell Laboratories, Ltd., processing eight patients during a month will result in revenues exceeding $130,000.  The combination of the existing business being serviced by the manufacturing operations and the addition of patients to be treated in other locations is expected to keep patient flow for the manufacturing facility at or above the breakeven of eight patients.  Capacity at the current configuration of the manufacturing facility is more than double the breakeven.  There can be no assurance of any patient flow for any given month.

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

ITEM 3. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by our management, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of March 31, 2010.  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding the required disclosures.  Based on its evaluation, our management concluded, as of the end of the period covered by this report, that our disclosure controls and procedures were effective.

There has been no change in our internal control over financial reporting (as defined in Rule 13 a-15(f) under the Exchange Act) during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

b)  Reports on Form 8-K

The Company filed a Current Report on Form 8-K on March 22, 2010 which was then amended on March 31, 2010 in connection with a change in certifying accountants from Lieberman, Sharma & Associates, PA to Sadler, Gibb & Associates.

The Company filed a Current Report on Form 8-K on April 9, 2010 in connection with the actions taken by the Board of Directors with the approval of at least a majority of the outstanding stock of the Company to acquire certain assets and assume certain liabilities in Israel through its wholly owned subsidiary Regenocell Laboratories, Ltd. from Thera Vitae, Ltd. and to enter into an assignment of rights agreement with Yieldex, Ltd.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGENOCELL THERAPEUTICS, INC.

Dated: June 11, 2010	By:	/s/ James F. Mongiardo
James F. Mongiardo
Principal Executive Officer,
President, Principal Financial Officer,
Principal Accounting Officer, and
Director