Form 10-Q
period 2010-06-30
RegenoCELL Therapeutics, Inc.
filed 2010-08-24
CIK 1221749

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

☐  TRANSITION  REPORT  PURSUANT  TO SECTION  13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to

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

Indicate the number of shares outstanding of the registrant's common stock, par value $0.0001 per share, outstanding as of the latest practical date. 81,637,500 shares of common stock outstanding as of August 9, 2010.

REGENOCELL THERAPEUTICS, INC.

Quarterly Report on Form 10-Q
For the Quarterly Period Ended June 30, 2010

FORWARD-LOOKING STATEMENTS

This Form 10-Q for the quarterly period ended June 30, 2010 contains forward-looking statements that involve risks and uncertainties.  Forward-looking statements in this document or incorporated herein by reference that are not related to historical results are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.

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

PART I - FINANCIAL INFORMATION

Item 1 – Interim Financial Statements and Notes – Quarter Ended June 30, 2010

Contents

REGENOCELL THERAPEUTICS, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2010	December 31,
	(unaudited)	2009
Assets

Current Assets
Cash	$54,064	$102,078
Prepaid Expenses	29,100	-
Other Current Assetss	16,130	-
Total Current Assets	99,294	102,078

Net Fixed Assets	150,387	2,893

Security Deposits	137,072	-
Goodwill	49,338	-
Net Intangible Licensing Costs	5,004,000	-
Total Assets	$5,440,091	$104,971

Liabilities and Stockholders' Equity

Liabilities

Current Liabilities
Accounts Payable	$204,222	$64,981
Customer Deposits	16,500	-
Accrued Interest	263,139	110,597
Accrued Expenses	424,105	750
Notes Payable, related parties	201,578	120,094
Notes Payable, current	172,323	162,323
Total Current Liabilities	1,281,867	458,745

Long Term Debt
Note and Loans Payable	3,926,111	-
Total Other Liabilities	3,926,111	-

Total Liabilities	5,207,978	458,745

Stockholders' Equity

Preferred Stock $.0001 par value, 80,000,000 shares authorized, no shares issued and outstanding as of June 30, 2010 and December 31, 2009 respectively	-	-
Common Stock, $.0001 par value, 520,000,000 shares authorized, 81,437,500 shares issued and outstanding as of June 30, 2010 and 41,437,500 issued and outstanding as of December 31, 2009 respectively	8,144	4,144
Additional Paid in Capital	1,134,035	4,913
Accumulated Deficit	(861,549)	(362,831)
Accumulated balance of other comprehsive Income (loss)	(48,517)	-
Total Stockholders' Equity	232,113	(353,774)

Total Liabilities and Stockholders' Equity	$5,440,090	$104,971

The accompanying notes are an integral part of these financial statements.

REGENOCELL THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three	For the Three	For the Six	For the Six
	months Ended	months Ended	months Ended	Months
	June 30,	June 30,	June 30,	Ended June
	2010	2009	2010	30, 2009

Revenues	$274,957	$-	$566,822	$-

Cost of Sales	11,103	-	60,440	-
Administrative Expenses	77,334	6,286	156,930	16,485
Professional Fees	20,336	-	309,217	-
Development Costs	58,861	-	194,365	-
Interest Expense	230,162	-	280,987	-
Occupancy Costs	38,572	-	78,551	-
Total Operating Expenses	436,367	6,286	1,080,489	16,485

Loss before other income (expenses)	(161,410)	(6,286)	(513,667)	(16,485)
Other income (expenses)
Marketing Rights	30,000	-	30,000	-
Income Taxes	150	-	(15,051)	-
Net Loss	(131,261)	(6,287)	(498,718)	(16,485)

Basic net loss per common share	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted Average Number of Common Shares Outstanding	81,437,500	81,437,500	80,774,517	96,187,500

The accompanying notes are an integral part of these financial statements.

REGENOCELL THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional		Accumulated Other
			Paid in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Deficit	Total

December 31, 2008 - Balance	131,437,500	13,144	4,913	(134,168)	-	(116,111)
December 30, 2009 - Cancellation of
restrictd common stock issued to Thera
Vitae, Inc., on July 22, 2008	(90,000,000)	(9,000)	-	-	-	(9,000)
December 31, 2009 - Net (Loss)				(228,663)		(228,663)
December 31, 2009 - Balance	41,437,500	4,144	4,913	(362,831)	-	(353,775)

January 1, 2010- Issuance of restricted
common stock to Yieldx, LTD. per the
terms of the Assignment of Rights dated
December 31, 2009 (unaudited)	40,000,000	4,000	1,129,123	-	-	1,133,123
Translation Adjustment (unaudited)					(48,517)	(48,517)
June 30, 2010 - Net (Loss) (unaudited)				(498,718)	-	(498,718)
June 30, 2010 - Balance (unaudited)	81,437,500	$8,144	$1,134,035	$(861,549)	$(48,517)	$232,113

The accompanying notes are an integral part of these financial statements.

REGENOCELL THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six	For the Six
	Months Ended	Months Ended
	June 30, 2010	June 30, 2009

Cash Flows From Operating Activities:
Net Loss	$(498,718)	$(16,485)
Adjstments to reconcile net income (loss) to net cash from operatin activities:
Depreciation	48,686	-
Amortization of discount on note payable	128,444	-
Changes in Operating Assets and Liabilities:
(Increase) in Prepaid Expenses	99,654	-
(Increase) in Other Current Assets	(16,130)	-
(Decrease) in Accounts Payable	139,241	-
Increase (Decrease) in Accrued Expenses	89,089	(1,750)
Increase in Accrued Interest	152,542	2,493
Increase in Customer Deposits	16,500	-
Net cash provided by (used in) operating activities	159,308	(15,742)

Cash Flows From Investing Activities
Acquisition of property and equipment	(75,000)	-
Acquisition of licensing rights	(100,000)	-
Net cash used in investing activities	(175,000)	-

Cash Flows From Financing Activities:
Proceeds from note payable	10,000	15,742
Proceeds from notes payable related parties	108,273	-
Net cash provided by (used in) financing activities	118,273	15,742

Effect of exchange rate changes	(48,517)	-

Net Increase (Decrease) in Cash	54,064	-
Cash Beginning of Period	-	-
Cash End of Period	$54,064	$-

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash Investing and Financing Activities
Debt incurred for acquisition of property and equipment	$334,266	$-
Debt incurred for acquisition of licensing agreement	$4,900,000	$-
Stock issued for acquisition of licensing agreement	$4,000	$-

The accompanying notes are an integral part of these financial statements.

REGENOCELL THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATION FINANCIAL STATEMENTS
June 30, 2010 and December 31, 2009

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2010, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2009 audited financial statements.  The results of operations for the period ended June 30, 2010 is not necessarily indicative of the operating results for the full year.

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

REGENOCELL THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATION FINANCIAL STATEMENTS
June 30, 2010 and December 31, 2009

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

REGENOCELL THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATION FINANCIAL STATEMENTS
June 30, 2010 and December 31, 2009

NOTE 4 – ASSET ACQUISITION (continued)

During the recent six month period ended June 30, 2010, Company entered into an agreement which became effective on January 7, 2010 to purchase the intangible assets of a company incorporated in Hong Kong and operating in Israel, Yieldex.  Per the agreement, the Company purchased the rights to patents and patent applications in connection with its activities of stem cell research, therapy development, and clinical trials under the trade name "TheraVitae."  The agreement also assigned rights to testing procedures, testing results, and full copy data from clinical trials conducted by the seller over its operating and research history.  This also includes all other related procedures, software files, etc.  The assets were acquired in exchange for 40,000,000 shares of the Company’s common stock, $100,000 cash, and a non interest bearing note, payable January 4, 2015, in the amount of $4,900,000. Per the terms of the agreement, repayment of the note will be made out of proceeds of revenues relating to the assigned intangible assets and out of capital raised by management.

Management has discounted the face of the note to present value assuming a 5.25% interest rate. The amount of the discount is approximately $1,129,300, is being amortized in equal monthly amounts of approximately $21,437 over the term of the note and charged to interest expense on the income statement. As of June 30, 2010 the unamortized discount id $1,000,678.

NOTE 5 – RELATED PARTY NOTES PAYABLE

During the six months ended June 30, 2010, the Company has borrowed $120,094 from a related party to fund continuing operations.  This note bears no interest, is due on demand and is uncollateralized. The balance as of December 31, 2009 was approximately $227,364.

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

On May 5th, 2010 the Company’s received a loan for $10,000, payable on demand at 5% simple interest per annum. The purpose of the loan was to fund operations for the subsidiary companies.

During the second quarter 2010, the Company received additional funding from a major shareholder totalling approximately $26,500. The loan is a demand non-interest bearing loan. The purpose of the loan was for operating expenses.

NOTE 7 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) Company management reviewed all material events through the date of this report and there are no material subsequent events to report.

REGENOCELL THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATION FINANCIAL STATEMENTS
June 30, 2010 and December 31, 2009

NOTE 8 – RESTATEMENT OF FINANCIAL STATEMENTS

In conjunction with the review of the Company’s financial statements for the six months ended June 30, 2010, the Company discovered various material errors in the previously filed financial statements for the three months ended March 31, 2010.   These misstatements are the result of the incorrect booking of the note payable and related discount and additional paid-in capital in connection with the Company’s acquisition of intangible assets during the three months ended March 31, 2010.  These errors resulted in the misclassification of notes payable and discount on notes payable by approximately $1,129,122, and the understatement of additional paid-in capital by approximately $1,121,122.  As part of this restatement the Company has amortized all discounts on notes payable in accordance with the effective interest method and booked the interest expense totaling approximately $128,625 related to that amortization.

For comparative purposes, the table below presents the balance sheets, income statements and statements of cash flows compared to the original filing.

March 31, 2010

	Restated	Adjustment	As Filed
Assets
Current Assets
Cash	$22,692	$-	$22,692
Other Receivable	3,290	-	3,290
Prepaid Expenses	80,959	-	80,959
Total Current Assets	106,941	-	106,941
Net Fixed Assets	173,256	-	173,256
Security Deposits	137,072	-	137,072
Net Intangible Licensing Costs	5,004,000	100,000	4,904,000
Total Assets	$5,421,269	$100,000	$5,321,269
Liabilities and Stockholders' Equity

Liabilities
Current Liabilities
Accounts Payable	$64,983	$-	$64,982
Customer Deposits	15,000	-	15,000
Accrued Interest	161,422	-	161,422
Accrued Expenses	662,397	-	662,397
Notes Payable - current	1,308,588	75,000	1,383,588
Total Current Liabilities	2,212,390	75,000	2,287,390
Long Term Debt
Note Payable	3,925,108	91,907	3,833,201
Total Other Liabilities	3,925,108	91,907	3,833,201
Other Liabilities
Unamortized Discount Rate	(1,129,122)	(2,258,244)	1,129,122
Total Liabilities	5,008,376	46,052	4,962,323
Stockholders' Equity
Preferred Stock	-	-	-
Common Stock	8,143	-	8,143
Additional Paid in Capital	1,135,038	1,129,122	5,916
Accumulated Deficit during the development stage	(730,288)	-	(730,288)
Total Stockholders' Equity	412,893	1,129,122	(716,229)
Total Liabilities and Stockholders' Equity	$5,421,269	$1,175,175	$4,246,094

REGENOCELL THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATION FINANCIAL STATEMENTS
June 30, 2010 and December 31, 2009

For the Three Months Ended March 31,

	Restated	Adjustment	As Filed

Revenues	$291,865	$-	$291,865

Cost of Sales	184,841	-	184,841
Administrative Expenses	145,622	-	145,622
Professional Fees	288,881	-	288,881
Development Costs	-	-	-
Occupancy Costs	39,979	-	39,979
Total Operating Expenses	659,322	-	659,322

Net (Loss) from operations	(367,457)	-	(367,457)
Net (Loss)	$(367,457)	$-	$(367,457)

Basic net loss per common share	$(0.01)	$-	$(0.01)

Weighted Average of Common Shares Outstanding	61,078,125	-	61,078,125

REGENOCELL THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATION FINANCIAL STATEMENTS
June 30, 2010 and December 31, 2009

For the Three Months Ended March 31,

	Restated	Adjustment	As Filed
Cash Flows From Operating Activities:
Cash collected from sales	$303,575	$-	$303,575
Cash paid to suppliers	(139,063)	-	(139,063)
Net cash provided by (used in) operating activities	164,511	-	164,511

Cash Flows From Investing Activities
(Purchase) of equipment	(196,180)	-	(196,180)
Investment in production activites	(5,004,000)	(100,000)	(4,904,000)
Net cash used in investing activities	(5,200,180)	(100,000)	(5,100,180)

Cash Flows From Financing Activities:
Proceeds from note payable	4,876,279	1,154,122	3,722,157
Unamorized Discount	(1,129,122)	(2,258,244)	1,129,122
Sale of common stock	1,134,124	1,129,122	5,002
Net cash provided by (used in) financing activities	4,881,281	25,000	4,856,281

Net Increase (Decrease) in Cash	(154,388)	(75,000)	(79,388)
Cash Beginning of Period	102,079	-	102,079
Cash End of Period	$(52,309)	$(75,000)	$22,691

Reconciliation of Income in Net Assets to Net Cash
Provided by Operating Activities:
Net Loss from Development Stage Activities	$(367,457)	$-	$(367,457)
Non cash activities:
Depreciation	25,817	-	25,817
Accrual of Interest Expense	50,826	-	50,826
(Increase) in Other Receivables	(3,290)	-	(3,290)
(Increase) in Prepaid Expenses	(80,959)	-	(80,959)
(Increase) in Security Deposits	(137,072)	-	(137,072)
(Decrease) in Accrued Expenses	661,647	-	661,647
Increase in Customer Deposits	15,000	-	15,000

Net cash provided by (used in) operating activites	$164,512	$-	$164,512

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

In addition 40,000,000 (forty million) shares of the Company’s common stock, par value $.0001, was issued to Yieldex Ltd and its nominees.  The 40,000,000 shares are restricted and subject to a two year Lock-Up period beginning January 4, 2010.  These shares are also subject to a voting agreement.  During the Lock-Up period and for any subsequent period until the shares are sold to the public in the open market,  the Board of Directors will be expanded to five members and the shareholders whose shares are locked up will vote for a maximum of two directors.  The Company’s affiliated shareholders who are not parties to the Lock-Up agreement will vote their shares for the same two directors until the aggregate number of Yieldex shares are 15,000,000 (fifteen million) or less. The Yieldex shareholders agree to vote the Yieldex shares for a maximum of three directors designated by James F. Mongiardo.  While this voting rights agreement is in effect, unanimous approval of all the directors then in office or approval of holders of at least a majority of the shares will be required for: (i) any proposal to increase capital in a way that would result in dilution of existing shareholders’ percentages by ten percent (10%) or more; (ii) any proposal to merge, consolidate or amalgamate with any other corporate entity; (iii) any proposal to sell all or a material part of the assets; and, (iv) any proposal to amend the bylaws.

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

The Company has not generated any revenues from operations or otherwise since its inception through the formation of Regenocell Laboratories, Ltd.  The Company intended to generate revenue through the development of cafes in South Carolina and then in other states in the South East, featuring gourmet coffee, pastries and related items. Through December 31, 2007, the Company had not been successful in raising capital for the development, marketing or sale of either these cafes or any products. The Company then adopted a new stem cell therapy business strategy on July 16, 2008.  The asset acquisition completed in January 2010 resulted in revenues being generated through the sale of stem cell treatment product manufactured by Regenocell Laboratories, Ltd.

In order to implement the new strategy of the Company, the Company will need to raise capital during the next 12 months:  cash on hand was $54,064 as of June 30, 2010 which amount is inadequate to fund the company’s current projected capital requirements.  Net comprehensive loss for the Company for the period ended June 30, 2010 was equal to $498,718.  The Company has funded operations to date in part through the sale of equity securities and loans, although such efforts have been insufficient to effectively pursue its business strategy.

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

We intend to raise capital primarily through the public or private sale of securities (equity and/or debt), although there can be no assurance that we will be able to obtain capital or, if such capital is available, that the terms of any financing will be acceptable.  If the Company succeeds in raising capital, such funds will be used to facilitate the manufacturing operations of Regenocell Laboratories Ltd., to find new customers for Regenocell Laboratories Ltd. With respect to peripheral artery disease, capital will be used for completing the research and development to submit an IND (and its equivalent in Europe) for authorization to begin clinical trials in the United States and Europe. This may include payment for additional animal trials. Payment for clinical trials includes retaining the services of a clinical research organization, payment to the clinical research site(s) for patients enrolled in the clinical trials, payment for the stem cell therapy used in these clinical trials, payment for costs associated with Institution Review Board Approval, and preparation of reports to the Food and Drug Administration (“FDA”) and European Medicines Agency (“EMEA”), requests to continue later phase clinical trials and submission of a BLA to the FDA and its equivalent to the EMEA requesting marketing approval for the treatment of peripheral artery disease.

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

There has been no change in our internal control over financial reporting (as defined in Rule 13 a-15(f) under the Exchange Act) during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5.  Other Information

On June 22, 2010, a Registration Statement on From S-1 was filed to register shares which the Company believed were already free trading and 5,450,000 restricted shares issued on or after July 16, 2008.  This was done at the request of FINRA who indicated that the effectiveness of such a Registration Statement was necessary before FINRA would approve trading on the OTC Bulletin Board.  The SEC decided not to review the Registration Statement.  The S-1 became effective July 6, 2010.  The new market maker then submitted a Form 211 to FINRA on July 13, 2010 seeking approval for the Company’s shares to trade on the OTC Bulletin Board.  FINRA on July 21 made additional comments.  A proposal was then made by the Company to the new market maker on a response which the market maker accepted.  Certain shareholders located in Florida agreed to open accounts with the new market maker.  These shareholders and certain others also agreed to a Lock-up/Leak out agreement for one year.  The Lock-up/Leak-out agreements have all been executed.  Upon completion of the opening of the agreed upon new accounts, the new market maker will respond to the July 21 FINRA comment letter.  There can be no assurance that FINRA will approval this application to trade.

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

Dated:  August 24, 2010

By:	/s/ James F. Mongiardo
James F. Mongiardo
Principal Executive Officer,
President, Principal Financial Officer,
Principal Accounting Officer, and
Director