Form 10-Q
period 2010-09-30
RegenoCELL Therapeutics, Inc.
filed 2010-12-14
CIK 1221749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

☐ TRANSITION  REPORT  PURSUANT  TO SECTION  13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  _________________ to

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

Indicate the number of shares outstanding of the registrant's common stock, par value $0.0001 per share, outstanding as of the latest practical date. 81,687,500 shares of common stock outstanding as of December 9, 2010.

REGENOCELL THERAPEUTICS, INC.

Quarterly Report on Form 10-Q
For the Quarterly Period Ended September 30, 2010

FORWARD-LOOKING STATEMENTS

This Form 10-Q for the quarterly period ended September 30, 2010 contains forward-looking statements that involve risks and uncertainties.  Forward-looking statements in this document or incorporated herein by reference that are not related to historical results are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.

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

INDEX

PART I - FINANCIAL INFORMATION

Item 1 – Interim Financial Statements and Notes – Quarter Ended September 30, 2010

Contents

RegenoCELL Therapeutics, Inc.
Consolidated Balance Sheets

	September 30,	December 31,
	2010	2009
	(Unaudited)

ASSETS

CURRENT ASSETS

Cash	$28,510	$102,078
Accounts receivable	33,000	-
Prepaid expenses	144,880	-
Other current assets	8,182	-

Total Current Assets	214,572	102,078

PROPERTY AND EQUIPMENT, net	124,898	2,893

OTHER ASSETS

Security deposits	137,072	-
Goodwill	49,338	-
Net intangible licensing costs	5,004,000	-

TOTAL ASSETS	$5,529,880	$104,971

The accompanying notes are an integral part of these financial statements.

RegenoCELL Therapeutics, Inc.
Consolidated Balance Sheets

	September 30,	December 31,
	2010	2009
	(Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$483,562	$64,981
Accrued interest payable	263,139	110,597
Accrued expenses	485,284	750
Notes payable, related parties	309,265	120,094
Notes payable, current portion	112,000	162,323

Total Current Liabilities	1,653,250	458,745

LONG-TERM LIABILITIES

Notes payable, net of current portion	3,911,823	-

TOTAL LIABILITIES	5,565,073	458,745

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred Stock $.0001 par value, 80,000,000 shares authorized,	-	-
no shares issued and outstanding
Common Stock, $.0001 par value, 520,000,000 shares authorized,
81,687,500 and 41,437,500 shares issued and outstanding, repectively	8,169	4,144
Additional Paid in Capital	1,259,010	4,913
Accumulated Deficit	(1,278,736)	(362,831)
Accumulated Other Comprehensive Income (Loss)	(23,636)	-

Total Stockholders' Equity (Deficit)	(35,193)	(353,774)

TOTAL LIABILITIES STOCKHOLDERS' EQUITY (DEFICIT)	$5,529,880	$104,971

The accompanying notes are an integral part of these financial statements.

RegenoCELL Therapeutics, Inc.
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

REVENUES	$172,033	$-	$738,855	$-

OPERATING EXPENSES
General and administrative	169,778	17,396	480,748	33,881
Professional fees	131,702	-	440,919	-
Development costs	-	46,914	64,625	46,914
Employee expenses	280,893	-	410,633	-

Total Operating Expenses	582,373	64,310	1,396,925	80,795

OPERATING INCOME (LOSS)	(410,341)	(64,310)	(658,071)	(80,795)

OTHER INCOME (EXPENSE)
Marketing rights	-	-	30,000	-
Interest expense	(6,994)	-	(287,981)	-
Other income	146	-	146	-

Total Other Income (Expenses)	(6,848)	-	(257,835)	-

NET LOSS BEFORE INCOME TAXES	(417,189)	(64,310)	(915,906)	(80,795)
Income taxes	-	-	-	-

NET LOSS	$(417,189)	$(64,310)	$(915,906)	$(80,795)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	24,881	-	(23,636)	-

TOTAL COMPREHENSIVE LOSS	$(392,308)	$(64,310)	$(939,542)	$(80,795)

BASIC AND DILUTED LOSS PER
COMMON SHARE	$(0.01)	$(0.00)	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	81,654,348	131,437,500	81,071,016	131,437,500

The accompanying notes are an integral part of these financial statements.

RegenoCELL Therapeutics, Inc.
Consolidated Statements of Stockholders’ Equity (Deficit)
(Unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Deficit	Deficit	Total

December 31, 2008 - Balance	131,437,500	$13,144	$4,913	$-	$(134,168)	$(116,111)

December 30, 2009 - Cancellation of restricted
common stock issued on July 22, 2008	(90,000,000)	(9,000)	-	-	-	(9,000)

December 31, 2009 - Net (Loss)	-	-	-	-	(228,663)	(228,663)

December 31, 2009 - Balance	41,437,500	4,144	4,913	-	(362,831)	(353,774)

January 1, 2010- Issuance of restricted common
stock in acquisition of licensing rights	40,000,000	4,000	1,129,122	-	-	1,133,122

July 6, 2010 - Issuance of common
stock for services (unaudited)	200,000	20	99,980	-	-	100,000

August 11, 2010 - Issuance of restricted common
stock for cash (unaudited)	50,000	5	24,995	-	-	25,000

Foreign currency translation adjustment (unaudited)	-	-	-	(23,636)	-	(23,636)

September 30, 2010 - Net (Loss) (unaudited)	-	-	-	-	(915,906)	(915,906)

September 30, 2010 - Balance (unaudited)	81,687,500	$8,169	$1,259,010	$(23,636)	$(1,278,737)	$(35,194)

The accompanying notes are an integral part of these financial statements.

RegenoCELL Therapeutics, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(915,906)	$(80,795)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation	75,325	-
Common stock issued for services	100,000	-
Amortization of discount on note payable	128,445	-
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(33,000)	-
(Increase) in prepaid expenses	(114,804)	-
(Increase) in other current assets	(7,990)	-
Increase (Decrease) in accounts payable	417,736	46,914
Increase (Decrease) in accrued expenses	122,787	(2,250)
Increase in accrued interest	152,542	3,792
Increase in customer deposits	16,500	-

Net cash provided by (used in) operating activities	(58,365)	(32,339)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(76,123)	(3,099)
Acquisition of licensing rights	(100,000)	-

Net cash used in investing activities	(176,123)	(3,099)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of notes payable	(50,323)	-
Common stock issued for cash	25,000	-
Proceeds from note payable	13,125	35,438
Proceeds from notes payable related parties	188,546	-

Net cash provided by financing activities	176,348	35,438

EFFECTS OF EXCHANGE RATE CHANGES	(15,428)	-

NET INCREASE (DECREASE) IN CASH	(73,568)	-
CASH AT BEGINNING OF PERIOD	102,078	-
CASH AT END OF PERIOD	$28,510	$-

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Debt incurred for acquisition of property and equipment	$334,266	$-
Debt incurred for acquisition of licensing agreement	$4,900,000	$-
Stock issued for acquisition of licensing agreement	$4,000	$-

The accompanying notes are an integral part of these financial statements.

RegenoCELL Therapeutics, Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2010 and December 31, 2009

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2010, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2009 audited financial statements.  The results of operations for the periods ended September 30, 2010 is not necessarily indicative of the operating results for the full year.

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

Recent Accounting Pronouncements
The Company has evaluated recent pronouncements and does not expect their adoption to have a material impact on the Company’s financial position, or statements.

RegenoCELL Therapeutics, Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2010 and December 31, 2009

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

Purchase Price
Cash Paid	$75,000
Liabilities Assumed	334,266
Total Purchase Price		$409,266
Assets received
Computer	173,058
Prepaid Exp	26,676
Security Deposit	137,072
Furniture	23,122
Net Value of Assets Purchased		359,928
Goodwill		$49,338

During the quarter, Company entered into an agreement which became effective on January 7, 2010 to purchase the intangible assets of a company incorporated in Hong Kong, Yieldex.  Per the agreement, the Company purchased the rights to patents and patent applications in connection with its activities of stem cell research, therapy development, and clinical trials under the trade name "TheraVitae."  The agreement also assigned rights to testing procedures, testing results, and full copy data from clinical trials conducted by the seller over its operating and research history.

The Company entered into an agreement which became effective on January 7, 2010 to purchase the intangible assets of a company incorporated in Hong Kong, Yieldex.  Per the agreement, the Company purchased the rights to patents and patent applications in connection with its activities of stem cell research, therapy development, and clinical trials under the trade name "TheraVitae."  The agreement also assigned rights to testing procedures, testing results, and full copy data from clinical trials conducted by the seller over its operating and research history.  This also includes all other related procedures, software files, etc.  The assets were acquired in exchange for 40,000,000 shares of the Company’s common stock, $100,000 cash, and a non interest bearing note, payable January 4, 2015, in the amount of $4,900,000. Per the terms of the agreement, repayment of the note will be made out of proceeds of revenues relating to the assigned intangible assets and out of capital raised by management.

Management has discounted the face of the note to present value assuming a 5.25% interest rate. The amount of the discount is approximately $1,129,300, is being amortized in equal monthly amounts of approximately $21,437 over the term of the note and charged to interest expense on the income statement. As of September 30, 2010 the unamortized discount was $1,000,678.

NOTE 5 – RELATED PARTY NOTES PAYABLE

During the nine months ended September 30, 2010, the Company has borrowed $309,265 from a related party to fund continuing operations.  This note bears no interest, is due on demand and is uncollateralized. The balance as of December 31, 2009 was approximately $120,094.

RegenoCELL Therapeutics, Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2010 and December 31, 2009

NOTE 6 – NOTES PAYABLE

On March 30, 2010, a note payable representing 2.5 percent of total notes payable outstanding went into default which meant that the default terms of the note went into effect.  According to the terms of the agreement, in the event of default, the borrower is to pay an interest rate of 18 percent per annum on all outstanding amounts owing to the lender until all amounts including interest are paid in full. The interest began to accrue from the date of breach and will extend up to the date all amounts owing are repaid in full by the Company to the lender.

NOTE 7 – EQUITY TRANSACTIONS

On July 6, 2010, the Company issued 200,000 shares of its common stock for legal services valued at $0.50 per share.

On August 11, 2010, the Company issued 50,000 shares of its restricted common stock for cash at $0.50 per share. The investor also received 50,000 common stock purchase warrants with an exercise price of $0.75 per share.

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, Company management reviewed all material events through the date of this report and there are no material subsequent events to report.

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

On January 7th 2010, the Company’s foreign subsidiary Regenocell Laboratories Ltd. consummated an asset purchase agreement with TheraVitae Limited. Under the terms of the agreement the Company will acquire certain assets of TheraVitae Limited, approximate net book value of $346,000, in exchange for assuming certain liabilities of approximately $334,000 and $75,000 in cash (all currency is in US dollars).

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

Regenocell Laboratories, Ltd. has assumed a lease with Africa-Israel for its manufacturing operations in Israel.  Lease payments converted to dollars are $10,400 plus VAT totaling $12,050 per month.  The lease runs through August 31, 2011 with a two year option to renew.  There is $135,000 in a restricted account used by Bank Hapoalim to guarantee payment of the lease.  These funds were transferred and accordingly the bank guarantee transferred from TheraVitae Limited to Regenocell Laboratories, Ltd.

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

The second agreement is between Yieldex, Ltd. and the Company for the acquisition of certain rights.  This includes clinical data, the non exclusive use of the CRM System which manages clinical data and input necessary to schedule a patient for stem cell production, and all rights in patent and patent applications, if any, in connection with activities of stem cell research, therapy development and clinical trials under the trade name ”TheraVitae” for the world except for Asia.  Israel is excluded by definition from being part of Asia.  The cash price is $5,000,000 (five million United States dollars), of which $75,000 was paid to TheraVitae Limited and $25,000 to Yieldex on January 7.  The balance is due in monthly installments on or before January 4, 2015.  Minimum installments are $5,000 per patient processed in Israel after the first eight patients during the preceding month.  In addition 25% of any equity raised by the Company will be applied to the outstanding balance.

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

As a result of the actions described above, on February 4, 2010 the Company’s primary asset is Regenocell Laboratories Ltd. which is manufacturing and selling stem cell therapy product used to treat congestive heart failure and peripheral artery disease.  Purchases are or have been made to treat patients for these indications in Bangkok, Thailand and the Dominican Republic.  It is anticipated that purchases will also be made to treat patients in Croatia and other countries.

For the three months ended September 30, 2010, the Company had revenues of $172,033 compared to no revenues for the same three months in 2009.  Revenues for the nine months ended September 30, 2010 were $738,855 compared to no revenues for the same nine months in 2009.  Total comprehensive loss for the three months ended September 30, 2010 was $(392,308) compared to $(64,310) for the same three months in 2009.  Net comprehensive loss for the nine months ended September 30, 2010 was $(939,542) compared to $(80,795) for the same nine months in 2009.  The increase in revenues and the increase in net comprehensive loss are a result of the asset purchase and assignment of rights transactions completed in January 2010.

Cash on hand was $28,510 as of September 30, 2010 which amount is inadequate to fund the company’s current projected capital requirements.  In order to implement the new strategy of the Company, the Company will need to raise capital during the next twelve months.  The Company has funded operations to date in part through the sale of equity securities and loans, although such efforts have been insufficient to effectively pursue its business strategy.

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

There has been no change in our internal control over financial reporting (as defined in Rule 13 a-15(f) under the Exchange Act) during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On October 20, 2010, TheraVitae, Inc., the same Canadian corporation involved in the litigation in Israel, served the Company with a Statement of Claim filed with the Ontario, Canada Superior Court of Justice alleging breach of a Confidentiality and Non-Circumvention Agreement.  A response is due on or before December 31, 2010.  The Company believes that the Statement of Claim is totally without merit.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Pursuant to a Private Placement dated June 10, 2010, fifty thousand Units were sold at $.50 per Unit.  Net proceeds to the Company were $25,000, all of which was used to fund operations in Israel.  The purchaser of the Units was issued 50,000 unregistered common shares and a five year warrant to purchase 50,000 unregistered common shares at $.75 per share.

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

Item 5.  Other Information

On June 22, 2010, a Registration Statement on From S-1 was filed to register shares which the Company believed were already free trading and 5,450,000 restricted shares issued on or after July 16, 2008.  This was done at the request of FINRA who indicated that the effectiveness of such a Registration Statement was necessary before FINRA would approve trading on the OTC Bulletin Board.  The SEC decided not to review the Registration Statement.  The S-1 became effective July 6, 2010.  The new market maker then submitted a Form 211 to FINRA on July 13, 2010 seeking approval for the Company’s shares to trade on the OTC Bulletin Board.  FINRA on July 21 made additional comments.  A proposal was then made by the Company to the new market maker on a response which the market maker accepted.  Certain shareholders located in Florida agreed to open accounts with the new market maker.  These shareholders and certain others also agreed to a Lock-up/Leak out agreement for one year.  The market-maker submitted a response to FINRA.  On September 27, 2010, FINRA approved trading on the Over-the-Counter Bulletin Board and Pink Sheets.

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

Dated: December 13, 2010

	By:	/s/ James F. Mongiardo
James F. Mongiardo
Principal Executive Officer,
President, Principal Financial Officer,
Principal Accounting Officer, and
Director