Form 10-K
period 2010-12-31
RegenoCELL Therapeutics, Inc.
filed 2011-05-16
CIK 1221749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Yes ☒ No ☐

Large Accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer (Do not check	Smaller reporting company ☒
if a smaller reporting company) ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The Company's revenues for the year ended December 31, 2010 were $910,048.

As of March 31, 2011, the aggregate market value of the voting stock held by non-affiliates of the registrant (based on a value of  $.50 per share) on March 31, 2011 was $33,343,750.

As of March 31, 2011, there were 81,687,500 shares of the registrant's Common Stock outstanding.

REGENOCELL THERAPEUTICS, INC.
INDEX TO ANNUAL REPORT ON FORM 10-K
Fiscal Year Ended December 31, 2010

PART I.

Item 1.   BUSINESS

Overview of the Company and its Prior Strategy

We were incorporated in Florida on February 1, 2002.

Prior Operations.

We were seeking the proper mix of product offerings, community identity and unique venue for cafes.  We spent time developing the proper taste we want to offer to our customers in coffee selection, the right reasons that customers will choose us over many other choices as well as develop an adequate base of financial support to sustain operations through the period necessary until cash flow from operations can sustain us.  We did not have any operating locations built, nor any agreements in place to open any locations.  The primary reason we did not opened a location is the financial requirement necessary to operate at a level necessary to sustain operations through the first six months. We anticipated that amount to be $150,000 which we were unable to raise.

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

Stem Cell Business

The mission of the Company is to bring stem cell therapy treatments to the market as quickly as possible.  The Company’s therapy utilizes a process to identify and process adult stem cells found in a patient’s blood.  These adult stem cells are grown into large numbers in vitro (outside the body) and then encouraged to differentiate into angiogenic precursor cells or blood vessel forming cells for the treatment of congestive heart failure.  These adult stem cells can also be used for the treatment of other conditions such as peripheral artery disease.

Currently congestive heart failure patients cleared for treatment have one-half pint of blood drawn which is sent to the Company’s cell processing facility in Israel.  After the adult stem cells in the patient’s blood have been extracted and grown into large numbers of angiogenic precursor cells, they are sent to Bangkok, Thailand, the Dominican Republic or other locations for infusion into the patient in a minimally invasive procedure.  The stem cell therapy is either delivered through a catheter or injected directly into the myocardium.  All patients are private pay.

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

Subsequent to this clinical trial, compassionate use treatment of no option congestive heart failure patients began.  In total over five hundred (500) patients have been treated with this stem cell therapy.  The compassionate use results are very similar to the initial clinical trial reported.  Many of these compassionate use patients are from the United States and are still living many months and years after they had been told they would not survive more than three to six months.

Business Opportunity

The Company has acquired certain assets and assumed certain liabilities of Thera Vitae, Ltd. through its wholly owned Israeli subsidiary, Regenocell Laboratories, Ltd.  As a result on February 4, 2010 the Company’s primary asset is Regenocell Laboratories Ltd. which is manufacturing and selling stem cell therapy product used to treat congestive heart failure and peripheral artery disease.  Purchases are being made to treat patients for these indications in several countries.  It is anticipated that purchases will also be made to treat patients in additional countries.

The primary source of patients being treated for congestive heart failure is the United States.

The initial stem cell business focus is to treat patients outside the United States for congestive heart failure and all other cardiovascular indications. Patients may not be treated in the United States.  However, patients from the United States may be identified, qualified, agree to the treatment, pay for it in advance and then have their blood drawn for processing.  When the stem cell therapy is ready for administration, the patient will travel outside the United States to a jurisdiction in which autologous therapy is permitted with minimal regulatory requirements.  The treatment will be administered in a catherization laboratory at a Company approved hospital.  Approximately five million patients have been diagnosed in the United States with congestive heart failure.  Up to seven hundred thousand (700,000) new cases are diagnosed each year.

The Company intends to find patients in the United States through its contacts with physicians and other health care professionals, a website, recommendations from professionals seeking alternative healthcare options for patients, public relations, standard marketing and word of mouth from treated patients.  Once a patient expresses interest and is preliminarily qualified, that patient will travel to Los Angeles and be screened by the Company’s Chief Medical Officer at Titan Imaging located at 9201 Sunset Boulevard, Suite M-150, West Hollywood, California 90069.  After being approved, the patient will enter into a Cell Product Supply Agreement and pay in advance for.  That payment amount is anticipated to be either $55,000 which will be paid by the patient.

After the Company receives payment, the patient’s blood will be collected and sent to the Company’s subsidiary cell processing facility in Israel.  The patient will travel to a jurisdiction where the autologous therapy can be administered with minimal regulatory requirements in a Company approved hospital.

Alternatively, the Company will sell its stem cell therapy to distributors which in turn treat the patient in a Company approved hospital.  The Company is working with three distributors with additional distributors expected during 2011.

There are over 1100 investigation stem cell clinical trials being conducted in the United States.  It will take multiple years for any product to be approved, especially   products derived from embryonic or umbilical cord blood stem cells.  In the interim, patients may benefit from adult stem cell treatment today through identification and qualification in the United States and the administration of treatment outside the United States.  The Company intends to be one of the first companies to benefit from the commercial possibilities associated with adult stem cell therapy through the treatment of patients from the United States in Mexico.

The second stem cell business focus is to obtain regulatory approval to treat peripheral artery disease (“PAD”) in the United States and Europe.  Over ten million Americans suffer from poor circulation to their extremities with a similar number in Europe.  PAD is especially prevalent among diabetics.  After standard treatments fail, the only alternative is amputation of the toes, foot or leg, sometimes fingers, hand or arm.  This adult stem cell therapy has been shown in pilot clinical trials to re-establish blood flow to the extremities resulting in saving the limbs from amputation.  The process for treating PAD is very similar to the process for treating congestive heart failure.  After the patient is qualified, a half liter of blood is drawn and sent for processing.  The adult stem cells are extracted, grown into large numbers and then encouraged to become angiogenic precursor cells.  This adult stem cell therapy is then injected in multiple locations in the limb which is experiencing poor circulation.

The Company intends to obtain an Investigational New Drug exemption and its equivalent in Europe to initiate clinical trials designed to obtain regulatory approval to market the product from both the Food and Drug Administration and the EMEA.  We believe that such an approval in the United States and Europe will have block buster potential, meaning that the market size is so large and flexibility of pricing so great given the alternative of amputation, that the approved PAD stem cell therapy product may potentially generate revenues in excess of one billion dollars per annum.  Thus, this second business has substantial long term upside potential.

On January 7, 2010, the Company through its wholly owned Israeli subsidiary, Regenocell Laboratories, Ltd., acquired certain assets and assumed certain liabilities of TheraVitae, Ltd. The transaction closed on February 4, 2010. Pursuant to the terms of the agreement, certain assets were acquired and certain liabilities assumed.  These assets include all the manufacturing and office equipment and the transfer of the lease.   All the employees were terminated then offered and accepted employment with Regenocell Laboratories, Ltd.  Concurrent with this Asset Purchase Agreement, a second Assignment of Rights Agreement was executed with Yieldex, Ltd. The second agreement provides for the acquisition of certain rights.  This includes clinical data, the non exclusive use of the CRM System which manages clinical data and input necessary to schedule a patient for stem cell production, and all rights in patent and patent applications, if any, in connection with activities of stem cell research, therapy development and clinical trials under the trade name ”TheraVitae” for the world except for Asia.  Israel is excluded by definition from being part of Asia.  The cash price is $5,000,000 (five million United States dollars), of which $75,000 was paid to TheraVitae Limited and $25,000 to Yieldex on January 7.  The balance is due in monthly installments on or before January 4, 2015.  Minimum installments are $5,000 per patient processed in Israel after the first eight patients during the preceding month.  In addition 25% of any equity raised by the Company will be applied to the outstanding balance.  In addition 40,000,000 (forty million) shares of the Company’s common stock, par value $.0001, was issued to Yieldex Ltd and its nominees.  The 40,000,000 shares are restricted and subject to a two year Lock-Up period beginning January 4, 2010.  These shares are also subject to a voting agreement.

As a result of the actions described above, on February 4, 2010 the Company’s primary business operation is the Regenocell Laboratories Ltd. manufacturing and selling of stem cell therapy products used to treat congestive heart failure and peripheral artery disease.  Purchases are being made to treat patients for these indications in Bangkok, Thailand and the Dominican Republic.  It is anticipated that purchases will also be made to treat patients in Mexico and other countries.

The processing of eight patients during a month at Regenocell Laboratories, Ltd. will result in revenues exceeding $130,000.  The combination of the existing business being serviced by the manufacturing operations and the addition of patients to be treated in other locations is expected to keep patient flow for the manufacturing facility at or above the breakeven of eight patients.  Capacity at the current configuration of the manufacturing facility is more than double the breakeven.  There can be no assurance of any patient flow for any given month.

Patients have been treated in Bangkok, Thailand and the Dominican Republic.  The business of the Company’s subsidiary providing for cell processing services will be expanded through the anticipated expansion by the Company to treat patients in other jurisdictions in which there are minimal requirements for autologous therapy.  In addition new distributors are expected to expand treatment sites into new countries.  Such expansion will make it more convenient for patients to receive the Company’s adult stem cell therapy and increase the total number of patients being treated per month.

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

Competition

With over 1,100 stem cell clinical trials authorized by the United States Food and Drug Administration in the United States, there are many companies researching and developing progenitor cell treatments for cardiovascular disease and peripheral artery disease. Among these are a number of well-established companies with recognized names.  In order to effectively compete, we will be required to make substantial investments in sales and marketing as well as research and development.  Many products are sold by companies with greater resources than the Company and there is no assurance that we will be successful in gaining significant market share for the treatment of congestive heart failure outside the United States with stem cell therapy, obtaining approval to market stem cell therapy in the United States for the treatment of peripheral artery disease or even with such approval that such product will earn a return on investment.

While there are many approved treatment options for congestive heart failure and peripheral artery disease, the focus of the Company is on no option patients.  Thus, the many approved treatment options are no longer effective and the patient is either at risk of dying within a short period of time (congestive heart failure) or having a limb amputated (peripheral artery disease).  There are many investigations and research programs underway by companies with more resources to develop new treatment options which would be competitive to the Company’s stem cell therapy.  In addition to the potential competition from these efforts, the Company does have one primary direct competitor for the treatment outside the United States of congestive heart failure patients. Regenocycte Therapeutic, LLC has established a clinic in the Dominican Republic for the administration of stem cell therapy which will be purchased from Regenocell Laboratories, Ltd.

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

Research and Development

The Company did not invest in research and development for its previous business plan to develop cafes in South Carolina and then in other states in the South East featuring gourmet coffee, pastries and related items.  In order to implement the new business strategy, the Company will have to invest in research and development with respect to its treatment of patients outside the United States for submitting an IND for stem cell therapy treatment for peripheral artery disease in the United States and Europe and conducting the clinical trials necessary to apply for approval to market for this indication.  In addition Regenocell Laboratories, Ltd. will invest in research and development to create new stem cell therapy products.

Employees

The Company currently employs one individual, James F. Mongiardo.  Regenocell Laboratories, Ltd. has eight (8) employees.

Item 1A.  Risk Factors

Risks Concerning Our Business

The new stem cell business is subject to claims by TheraVitae, Inc. that it is covered by intellectual property owned by it.

As more fully described in Legal Proceedings, our new stem cell business is subject to claims by TheraVitae, Inc. that it is covered by intellectual property owned by it.  While the Company disputes these claims, there is no assurance that litigation pending in Canada will be resolved in the Company’s favor.

There is no assurance that there will be sufficient monthly patient flow for Regenocell Laboratories, Ltd. to break even.

Patient flow is dependent upon marketing efforts of other companies and changing regulatory climates.  There is no assurance that there will be sufficient monthly patient flow for Regenocell Laboratories, Ltd. to break even.

Any adverse development in our ability to treat patients outside the United States with stem cell technology could substantially depress our stock price and prevent us from raising the capital we will need to further develop our stem cell technology.

To an unusual extent, our ability to progress as a company is significantly dependent on our ability to treat patients outside the United States with stem cell technology.  Any clinical, regulatory or other development that prevents or delays us from treating patients outside the United States, or any safety issue or adverse side effect to any patient that occurs during such treatment, or the failure to enroll patients as anticipated or to show the results expected by investors, would likely significantly impact our plan of operations  and could prevent us from raising the substantial additional capital we will require to further develop stem cell technologies.

We have limited operating capital and will likely seek additional financing in the future.

The growth of our business will require significant additional investment.  We do not presently have adequate cash from operations or financing activities to meet our short-term or long-term needs and are dependent on cash infusions in order to continue operations.  We are dependent on and intend to use a substantial portion of the proceeds from the sale of the Shares in this Offering to implement our business plan.  We anticipate, based on currently proposed plans and assumptions relating to our operations, that the proceeds from the Offering, together with projected cash flows from operations, will be sufficient to satisfy our contemplated cash requirements for a minimum of 18 months following the consummation of this Offering.

However, even if all shares offered through this memorandum are sold, and we raise gross proceeds of $2,500,000 there can be no assurance that we will be successful in executing our plan or achieving profitability.  Due to our early stage of operations, regardless of the amount of funds raised, there is a substantial risk that all investors may lose all of their investment.  Even if all shares offered through this memorandum are sold, we expect that we may seek additional financing in the future.

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

Patent protection for products such as those we propose to develop is highly uncertain and involves complex and continually evolving factual and legal questions. The governmental authorities that consider patent applications can deny or significantly reduce the patent coverage requested in an application before or after issuing the patent. Consequently, we do not know if any future patents will provide sufficient protection or significant commercial advantage or if others will circumvent these patents. We cannot be certain that we were the first to discover the inventions covered by each future patent applications or that we were the first to file patent applications for such inventions because patent applications are secret until they are published, and because publication of discoveries in the scientific or patent literature often lags behind actual discoveries. Patents may not issue from our future patent applications or, if issued, may not be of commercial benefit to us. In addition, our patents may not afford us adequate protection from competing products. Third parties may challenge our patents or governmental authorities may declare them invalid or reduce their scope. In the event that a third party has also filed a patent application relating to inventions claimed in our patent applications, we may have to participate in proceedings to determine priority of invention. Even if a patent issues, a court could decide that the patent was issued invalidly. Because patents issue for a limited term, our patents may expire before we utilize them profitably. Procedures of the European Patent Office, third parties may oppose our issued European patents during the relevant opposition period. These proceedings and oppositions could result in substantial uncertainties and cost for us, even if the eventual outcome is favorable to us, and the outcome might not be favorable to us.

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

With over 1,100 stem cell clinical trials authorized by the United States Food and Drug Administration in the United States, there are many companies researching and developing progenitor cell treatments for cardiovascular disease and peripheral artery disease. Among these are a number of well-established companies with recognized names.  In order to effectively compete, we will be required to make substantial investments in sales and marketing as well as research and development.  Many products are sold by companies with greater resources than the Company and there is no assurance that we will be successful in gaining significant market share for the treatment of congestive heart failure outside the United States with stem cell therapy, obtaining approval to market stem cell therapy in the United States for the treatment of peripheral artery disease or even with such approval that such product will earn a return on investment.

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

We are highly dependent on the principal members of our management and scientific staff and some of our outside consultants, including our chief executive officer, our chief medical officer and the chief technical officer of Regenocell Laboratories, Ltd. Although we have entered into employment agreements with some of these individuals, they may terminate their agreements at any time. In addition, our operations are dependent upon our ability to attract and retain additional qualified scientific and management personnel. We may not be able to attract and retain the personnel we need on acceptable terms given the competition for experienced personnel among pharmaceutical, biotechnology and health care companies, universities and research institutions.

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

Assuming that a trading market for our Shares is established, the market price of our Shares is likely to be highly volatile due to the risks and uncertainties described in this risk factors section, as well as other factors, including:

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

As a result of this volatility, an investment in our Shares is subject to substantial risk. Furthermore, the volatility of our stock price could negatively impact our ability to raise capital in the future.

We are contractually obligated to issue shares in the future, diluting the interest of current shareholders.

As of December 1, 2010, there were contractual obligations to issue stock options to purchase 500,000 shares of our common stock. Moreover, we expect to issue additional options to purchase shares of our common stock to compensate employees, consultants and directors, and may issue additional shares to raise capital, to acquire other companies or technologies, to pay for services or for other corporate purposes. Any such issuances will have the effect of diluting the interest of current shareholders.

We are approved to trade on the OTC Bulletin Board but no trading has been completed as of April 15, 2011.

The shares of the Company have not traded.  On September 27, 2010, FINRA approved trading on the Over-the-Counter Bulletin Board and Pink Sheets.  The market-maker which obtained the approval asked that the Company in addition qualify the stock as DTC eligible (electronic trading) before making a market.  The Company applied and the stock was qualified as DTC eligible on March 17, 2011.  Until the first stock certificate is entered into the DTC system, there has been no trading.  While the Company believes that this issue will be resolved in the next 60 days, there is no assurance that this will occur.

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

On October 20, 2010, TheraVitae, Inc., the same Canadian corporation involved in the litigation in Israel, served the Company with a Statement of Claim filed with the Ontario, Canada Superior Court of Justice alleging breach of a Confidentiality and Non-Circumvention Agreement.  On December 29, 2010, the company filed its Statement of Defense.  On February 23, 2011, the Company moved for Summary Judgment.  TheraVitae at the same time cross moved to dismiss the Company’s defenses.  The hearing on the two motions is scheduled for October 1, 2011.  The Company believes that the Statement of Claim is totally without merit.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On January 4, 2010 through written consent in lieu of a special meeting of the stockholders of RegenoCELL Therapeutics, Inc., stockholders representing at least of majority of the outstanding stock of the Company agreed to purchase certain assets which will give the Company control over the manufacture of the stem cell product which will be used to treat patients in Mexico as well as supply that products for patients being treated by other corporations in Bangkok, the Dominican Republic and other locations, and the Company having arranged for the funding needed to execute the agreements which will give it control over the manufacture of the stem cell product thereupon approved, adopted, ratified and confirmed the following actions taken by the Board of Directors: (1)  Effective January 4, 2010, or as soon as practicable thereafter, create a wholly-owned subsidiary incorporated under the laws of the state of Israel with the corporate name “Regenocell Laboratories, Ltd.”  The sole shareholder of Regenocell Laboratories, Ltd. shall be the Corporation; and upon creation of Regenocell Laboratories, Ltd., authorize James F. Mongiardo to serve as its sole director; and upon the appointment of James F. Mongiardo as the sole director of Regenocell Laboratories, Ltd., authorize the opening of corporate accounts for Regenocell Laboratories, Ltd. with Bank Hapoalim or another local bank in Israel with employees of Regenocell Laboratories, Ltd. being authorized as signatories on said accounts; (2) approve an Asset Purchase Agreement between Regenocell Laboratories, Ltd. and TheraVitae Ltd., a company incorporated under the laws of the state of Israel; (3) approve an Assignment of Rights between Yieldex, Ltd., a company incorporated under the laws of Hong Kong; (4) pursuant to the terms of the Yieldex agreement, issue forty million (40,000,000) restricted common shares, par value $0.0001. Said shares shall be initially issued in the name of “Yieldex, Ltd.”, held in escrow by the Corporation and voted in accordance with recommendations by the Corporation’s Board until agreed upon Share Lock-Up and Corporate Governance documents are executed by each entity or person to receive these shares. When presented with such documents setting forth the entire re-allocation of these shares, the Corporation shall instruct Florida Atlantic Stock Transfer to cancel the Yieldex, Ltd. stock certificate and re-issue the same number shares in accordance with the instructions and documentation received; (5) approve a Loan Agreement between Mr. Christian Frampton and the Corporation for one hundred sixty thousand United States dollars ($160,000); and (6) in return for the personal guarantee of the President of the Corporation James F. Mongiardo to guarantee the repayment of the capital but not the fee of the loan, grant James F. Mongiardo a first lien on all assets of the Corporation including its wholly owned subsidiaries until said capital has been repaid by the Corporation.

PART II.

Item 5.  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

There is no established public market for our common stock.  Although we have been approved for quotation by the OTC Bulletin Board under the symbol “RCLL.OB”, the stock has not traded pending approval of an application for electronic trading (DTC eligible).  Even if such approval for DTC eligibility is obtained, no quotation has been previously posted and  no shares or  our common stock have ever traded. There can be no assurance that any market for our stock will ever develop or, if developed, will be sustained.

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

On July 6, 2010 the Company issued 200,000 shares of its common stock as payment for legal services rendered.  These shares were value at $0.50 per share, resulting in an aggregate value of $100,000.

On August 11, 2010, the Company issued 50,000 shares of its common stock for cash at $0.50 per share, resulting in total cash proceeds of $25,000.

As of December 31, 2010, there were 81,687,500 shares of the registrant's Common Stock outstanding and approximately 20 shareholders of record.

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

On January 18, 2010, the Board approved the issuance of 200,000 restricted common shares to James Dodrill II for his services in completing a Registration Statement (S-1) required by FINRA in order to be relisted on the Over-the-Counter Bulletin Board and Pink sheets.  The registration statement was completed, filed  and became effective July 6, 2010.  The 200,000 shares were issued and included as part of the shares registered.

Pursuant to a Private Placement dated June 10, 2010, fifty thousand Units were sold at $0.50 per Unit.  Net proceeds to the Company were $25,000, all of which was used to fund operations in Israel.  The purchaser of the Units was issued 50,000 unregistered common shares and a five year warrant to purchase 50,000 unregistered common shares at $.75 per share.

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

Equity Compensation Plan Information

The Company did not have an Equity Compensation Plan during the year ended December 31, 2010.

Item 6.  SELECTED FINANCIAL DATA

     The following tables present selected consolidated historical financial data and should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the consolidated financial statements and notes thereto and other financial information included elsewhere in this Annual Report on Form 10-K. We derived the selected consolidated statement of operations data for the years ended December 31, 2006, 2007, 2008, 2009 and 2010 and consolidated balance sheet data as of December 31, 2006, 2007, 2008, 2009 and 20010 from our audited financial statements and notes thereto that are included elsewhere in this Annual Report on Form 10-K.

Statement of Operational Data:	Year Ended December 31,
	(In thousands, except per share data)
	2006	2007	2008	2009	2010

Revenue	$-	$-	$-	$-	$910
Operating Expenses:
Development Costs			(14)	(47)	-
Marketing General and Administrative	(21)	(9)	(27)	(176)	(331)
Professional Fees					(546)
Employee Expenses					(943)
Research and development	-	-	-	-	(92)
Impairment of licensing rights	-	-	-	-	(2,741)
Depreciation	(1)	(1)	-	-	(59)
Total Operating Expenses	(22)	(10)	(41)	(223)	(4,712)
Operating Loss	(22)	(10)	(41)	(223)	(3,802)
Interest expense	(3)	(3)	(5)	(5)	(360)
Other income	-	-	-	-	105
Loss on Abandonment	-	-	(2)	-	-
Loss Before Income Taxes	(25)	(13)	(48)	(228)	(4,057)
Income Taxes	-	-	-	-	-
Net (Loss)	$(25)	$(13)	$(48)	$(228)	$(4,057)

Weighted Average Shares Outstanding - basic and diluted	70,312,500	70,312,500	96,187,500	131,437,500	81,071,016

Balance Sheet	Year Ended December 31,
	(In thousands, except per share data)
	2006	2007	2008	2009	2010

Current Assets	3	-	-	102	191
Property & Equipment net				3	151
Total Assets	3	2	-	105	342
Accounts Payable and Accrued Expenses	8	13	6	177	774
Payroll liabilities	-	-	-	-	391
Related-party payables	-	-	-	120	379
Notes payable	-	-	-	163	175
Long Term Debt	65	68	119	-	2,987
Deficit Accumulated	(70)	(86)	(134)	(363)	(4,420)
Total Shareholder's Equity (Deficit)	(68)	(77)	(116)	(354)	(4,363)

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

Our Ability To Continue as a Going Concern

Our independent registered public accounting firm has issued its report dated May 16, 2011 in connection with the audit of our financial statements as of December 31, 2010 that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements as of December 31, 2010 have been prepared under the assumption that we will continue as a going concern. If we are not able to continue as a going concern, it is likely that holders of our common stock will lose all of their investment. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

On January 7, 2010 the Company entered into two agreements, which closed on February 4, 2010.

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

As a result of the actions described above, on February 4, 2010 the Company’s primary business is the Regenocell Laboratories Ltd. operation which is manufacturing and selling stem cell therapy product used to treat congestive heart failure and peripheral artery disease.  Purchases are being made to treat patients for these indications in Bangkok, Thailand and the Dominican Republic.  It is anticipated that purchases will also be made to treat patients in other countries.

For the year ended December 31, 2010, the Company had revenues of $910,048 compared to no revenues for the same year ended 2009.   Net loss for the twelve months ended December 31, 2010 was $4,057,131 compared to $228,663 for the same twelve months in 2009.  The increase in revenues was a result of the asset purchase and assignment of rights transactions completed in January 2010.  The increase in net loss was primarily a function of the Company recognizing a $2,740,614 impairment expense relating to certain licensing rights acquired during the year.

Cash on hand was $3,436 as of December 31, 2010 which amount is inadequate to fund the company’s current projected capital requirements.  In order to implement the new strategy of the Company, the Company will need to raise capital during the next twelve months.  The Company has funded operations to date in part through the sale of equity securities and loans, although such efforts have been insufficient to effectively pursue its business strategy.

With respect to Regenocell Laboratories, Ltd., processing eight patients during a month will likely result in revenues exceeding $130,000.  The combination of the existing business being serviced by the manufacturing operations and the addition of patients to be treated in other locations is expected to keep patient flow for the manufacturing facility at or above the breakeven of eight patients.  Capacity at the current configuration of the manufacturing facility is more than double the breakeven.  There can be no assurance of any patient flow for any given month.

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

The Company also does not expect to purchase any plant or significant equipment over the next 12 months.  Regenocell Laboratories, Ltd. may purchase between $100,000 - $300,000 in new equipment for its manufacturing operations.

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

RegenoCELL Therapeutics, Inc.
(A Development Stage Corporation)

REGENOCELL THERAPEUTICS, INC.
Table of Contents

Page

Audit Report of Independent Accountants	32

Consolidated Balance Sheets – December 31, 2010 and 2009	33

Consolidated Statements of Operations for the years ended December, 2010 and 2009	34

Consolidated Statements of Stockholder’s Equity (Deficit) for the years ended
December 31, 2010 and 2009	35

Consolidated Statements of Cash Flows for the years ended
December 31, 2010 and 2009	36

Notes to Consolidated Financial Statements	37

SADLER, GIBB & ASSOCIATES, LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
RegenoCELL Therapeutics, Inc.

We have audited the accompanying consolidated balance sheets of RegenoCELL Therapeutics, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RegenoCELL Therapeutics, Inc. as of December 31, 2010 and 2009, and the results of their operations and cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company had accumulated losses of $4,419,962 and $362,831 as of December 31, 2010 and 2009, respectively which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT
May 16, 2011

RegenoCELL Therapeutics, Inc.
Consolidated Balance Sheets

	December 31,	December 31,
	2010	2009
ASSETS

CURRENT ASSETS

Cash	$3,436	$102,079
Accounts receivable	33,000	-
Deposits	143,635	-
Other current assets	11,381	-

Total Current Assets	191,452	102,079

PROPERTY AND EQUIPMENT, net	150,980	2,893

TOTAL ASSETS	$342,432	$104,972

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$773,638	$176,329
Payroll liabilities	391,124	-
Related party payables	378,575	120,094
Notes payable	174,500	162,323

Total Current Liabilities	1,717,837	458,746

LONG-TERM LIABILITIES

Notes payable, related party	2,987,271	-

TOTAL LIABILITIES	4,705,108	458,746

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock $0.0001 par value, 80,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $0.0001 par value, 520,000,000 shares
authorized, 81,687,500 and 41,437,500 shares issued
and outstanding, repectively	8,169	4,144
Additional paid-in capital	129,888	4,913
Accumulated other comprehensive loss	(80,771)	-
Accumulated deficit	(4,419,962)	(362,831)

Total Stockholders' Equity (Deficit)	(4,362,676)	(353,774)

TOTAL LIABILITIES STOCKHOLDERS' EQUITY (DEFICIT)	$342,432	$104,972

The accompanying notes are an integral part of these consolidated financial statements

RegenoCELL Therapeutics, Inc.
Consolidated Statements of Operations

	For the Years Ended
	December 31,
	2010	2009

REVENUES	$910,048	$-

OPERATING EXPENSES
General and administrative	331,230	176,612
Payroll expenses	943,192	-
Development costs	-	46,914
Research and development	92,411	-
Professional fees	545,683	-
Impairment of licensing rights	2,740,614	-
Depreciation	58,788	-

Total Operating Expenses	4,711,918	223,526

OPERATING INCOME (LOSS)	(3,801,870)	(223,526)

OTHER INCOME (EXPENSE)
Interest expense	(360,320)	(5,137)
Other income	105,059	-

Total Other Income (Expenses)	(255,261)	(5,137)

NET LOSS BEFORE INCOME TAXES	(4,057,131)	(228,663)

Income taxes	-	-

NET LOSS	$(4,057,131)	$(228,663)

OTHER COMPREHENSIVE INCOME (LOSS)

Foreign currency translation adjustment	(80,771)	-

TOTAL COMPREHENSIVE LOSS	$(4,137,902)	$(228,663)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.05)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	81,071,016	131,437,500

The accompanying notes are an integral part of these consolidated financial statements

RegenoCELL Therapeutics, Inc.
Consolidated Statements of Stockholders Equity (Deficit)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Deficit	Deficit	Total

December 31, 2008 - Balance	131,437,500	$13,144	$4,913	$-	$(134,168)	$(116,111)

December 30, 2009 - Cancellation of restricted common stock issued on July 22, 2009	(90,000,000)	(9,000)	-	-	-	(9,000)

Net loss for the year ended December 31, 2009	-	-	-	-	(228,663)	(228,663)

December 31, 2009 - Balance	41,437,500	4,144	4,913	-	(362,831)	(353,774)

January 1, 2010- Issuance of restricted common stock in acquisition of licensing rights	40,000,000	4,000	-	-	-	4,000

July 6, 2010 - Issuance of common stock for services	200,000	20	99,980	-	-	100,000

August 11, 2010 - Issuance of restricted common stock for cash	50,000	5	24,995	-	-	25,000

Foreign currency translation adjustment	-	-	-	(80,771)	-	(80,771)

Net loss for the year ended December 31, 2010	-	-	-	-	(4,057,131)	(4,057,131)

December 31, 2010 - Balance	81,687,500	$8,169	$129,888	$(80,771)	$(4,419,962)	$(4,362,676)

The accompanying notes are an integral part of these consolidated financial statements

RegenoCELL Therapeutics, Inc.
Consolidated Statements of Cash Flows

	For the Years Ended
	December 31,
	2010	2009

OPERATING ACTIVITIES
Net Loss	$(4,057,131)	$(228,663)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation	58,788	207
Common stock issued for services	100,000	-
Impairment of licensing rights	2,740,614	-
Amortization of discount on note payable	314,573	-
Expenses paid pursuant to note payable - related party	107,630	-
Changes in operating assets and liabilities:
Accounts receivable	(33,000)	-
Other current assets	(11,381)	-
Accounts payable and accrued expenses	223,933	169,869
Accrued payroll expenses	391,164	-

Net cash provided by (used in) operating activities	(164,810)	(58,587)

INVESTING ACTIVITIES
Acquisition of property and equipment	-	(3,099)
Cash paid for licensing rights	(100,000)	-

Net cash used in investing activities	(100,000)	(3,099)

FINANCING ACTIVITIES
Common stock issued for cash	25,000	-
Proceeds from note payable	10,000	82,747
Proceeds from notes payable - related parties	245,282	81,018
Payments on notes payable - related parties	(53,000)	-

Net cash provided by financing activities	227,282	163,765

EFFECTS OF EXCHANGE RATE CHANGES	(61,115)	-

NET INCREASE (DECREASE) IN CASH	(98,643)	102,079
CASH AT BEGINNING OF PERIOD	102,079	-
CASH AT END OF PERIOD	$3,436	$102,079

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Assets purchased for debt, common stock, and assumption of liabilities	$5,238,266	$-

The accompanying notes are an integral part of these consolidated financial statements

REGENOCELL THERAPEUTICS, INC.
Notes to the Consolidated Financial Statements
December 31, 2010 and 2009

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business Operations

RegenoCELL Therapeutics, Inc. (formerly Good Buddy's Coffee Express, Inc.) (The "Company") was incorporated in the State of Florida on February 1, 2002. The Company was originally located in South Carolina and was incorporated in order to develop a national chain of high quality, drive-through, coffee outlets. In July 2008 the Company relocated its headquarters to Massachusetts and amended its corporate mission so as to develop a stem-cell therapy business for the treatment of congestive heart failure and peripheral artery disease. On July 7, 2008, the Company amended its Articles of Incorporation changing the name of the corporation to RegenoCELL Therapeutics, Inc.

The mission of the Company is to bring stem cell therapy treatments to the market as quickly as possible. The Company’s therapy utilizes a process to identify and process adult stem cells found in a patient’s blood. These adult stem cells are grown into large numbers in vitro (outside the body) and then encouraged to differentiate into angiogenic precursor cells or blood vessel-forming cells for the treatment of congestive heart failure. These adult stem cells can also be used for the treatment of other conditions such as peripheral artery disease.

Principles of Consolidation

The accompanying financial statements include the accounts of RegenoCELL Therapeutics, Inc. and its wholly-owned subsidiaries, Regenocell Laboratories, Ltd., and Regenocell, Ltd.  All inter-company transactions have been eliminated in the consolidation.

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

Financial Instruments

As of December 31, 2010, the Company's financial instruments consist primarily of cash and restricted cash. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Fair Value of Financial Instruments

Under the Financial Accounting Standards Board (FASB”) issued Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures”, the Company is permitted to elect to measure financial instruments and certain other items at fair value, with the change in fair value recorded in earnings. We elected not to measure any eligible items using the fair value option. Consistent with Fair Value Measurement Topic of the FASB ASC, we implemented guidelines relating to the disclosure of our methodology for periodic measurement of our assets and liabilities recorded at fair market value.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A three-tier fair value hierarchy prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). These tiers include:

REGENOCELL THERAPEUTICS, INC.
Notes to the Consolidated Financial Statements
December 31, 2010 and 2009

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value of Financial Instruments (Continued)

-	Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;

-
Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

-
Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one more significant inputs or significant value drivers are unobservable.

The Company’s Level 1 assets primarily include cash, cash equivalents and restricted cash. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities. The carrying amounts of accounts payable, amounts due to related parties, and shareholder loans, approximate their fair values due to the immediate or short-term maturities of these financial instruments.

The Company’s Level 2 assets and liabilities primarily include a promissory note issued to unrelated parties of the Company, which is discounted at market rate for similar instruments.

The Company has no level 3 assets or liabilities.

Comprehensive Income (Loss)

Total comprehensive income (loss) represents the net change in stockholders' equity during a period from sources other than transactions with stockholders and as such, includes net earnings (loss). For the Company, the components of other comprehensive income (loss) are the changes in the cumulative foreign currency translation adjustments and are recorded as components of stockholders' equity.

Stock-Based Compensation

In October 1995, the FASB issued SFAS No. 123, “Accounting for Stock-Based Compensation” (ASC 718). ASC 718 prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. ASC 718 requires compensation expense to be recorded using the new fair value method.  The Company has opted for the disclosure provisions of ASC 718.

Reclassifications

Certain comparative figures have been reclassified to conform to the current year’s presentation.

Cash Equivalents

For purposes of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.  The Company at times may maintain a cash balance in excess of insured limits.  The Company had $3,436 and $102,079 of cash and cash equivalents outstanding as of December 31, 2010 and 2009.

REGENOCELL THERAPEUTICS, INC.
Notes to the Consolidated Financial Statements
December 31, 2010 and 2009

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounts Receivable

The Company periodically reviews its trade receivables for potential collectability issues.  The Company has implemented the policy to periodically create an allowance for bad debts for those trade receivables older than 120 days outstanding.  For the years ended December 31, 2010 and 2009, the Company recognized no bad debt expense as all accounts were deemed to be fully collectible.

Fixed Assets

Fixed assets are stated at cost.  Major additions and improvements are capitalized in the month following the month in which the assets or improvement are deemed to be placed in service. Maintenance and repairs are expensed as incurred. Upon disposition, the net book value is eliminated from the accounts, with the resultant gain or loss reflected in operations. Depreciation expense is computed on a straight-line basis over the estimated useful lives of the assets as follows:

Machinery and equipment:	5 years
Furniture and fixtures & leasehold improvements:	5-7 years
Computers and software:	2 years
Vehicles:	5 years

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

Intangible Assets

Intangible assets are stated at cost.  Amortization expense is computed on a straight-line basis over the estimated useful lives of the intangible assets.  Periodically, management reviews intangible assets for potential impairment issues.  If management determines that the carrying value of an intangible asset is less than the undiscounted future cash flows expected to be derived from the intangible asset, the Company records an impairment expense for the calculated difference.  During the year ended December 31, 2010 the Company recorded impairment expense of $2,740,614, relating to certain licensing rights acquired.

Revenue Recognition

The Company recognizes revenue primarily from stem cell processing.  The Company recognizes revenue when the services are completed, delivery has occurred, and collection is reasonably assured and all obligations with respect to the transaction are satisfied.

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

REGENOCELL THERAPEUTICS, INC.
Notes to the Consolidated Financial Statements
December 31, 2010 and 2009

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

Foreign Currency Translation

Assets and liabilities of the Company's foreign operations are translated from its functional currency of the New Israeli Shekel into its reporting currency of the U.S. dollar at period-end exchange rates. Net exchange gains or losses resulting from such translation are excluded from net loss but are included in comprehensive income (loss) and accumulated in a separate component of stockholders' equity. Income and expenses are translated at the average exchange rate for the period.  Equity transactions are translated at historical rates.

Recent Accounting Pronouncements

During the year ended December 31, 2010 the Company adopted the following accounting pronouncements, which had no impact on the Company’s financial statements or results of operations:

In January 2010, the FASB issued Accounting Standards Update 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary. This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP. It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10). For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160.

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

REGENOCELL THERAPEUTICS, INC.
Notes to the Consolidated Financial Statements
December 31, 2010 and 2009

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

Major Customers

During the year ended December 31, 2010 the Company had two customers to whom sales exceeded 10 percent of the Company’s total sales for the period.  Each customer is an unrelated third party.  These two companies combined to constitute approximately 94.73 percent of the Company’s gross revenues for the year ended December 31, 2010.  No revenue was recognized from these customers during the year ended December 31, 2009.

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

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment are stated at cost.  Depreciation is computed over the estimated life of the assets. Depreciation expense for the years ended December 31, 2010 and 2009 amounted to $58,788 and $207, respectively.  Gains from losses on sales and disposals are included in the statements of operations.  Maintenance and repairs are charged to expense as incurred.  As of December 31, 2010 and 2009 property and equipment consisted of the following:

REGENOCELL THERAPEUTICS, INC.
Notes to the Consolidated Financial Statements
December 31, 2010 and 2009

NOTE 3 – PROPERTY AND EQUIPMENT (Continued)

	December 31,	December 31,
	2010	2009
Machinery and equipment	$158,243	$3,100
Computers and software	30,896	-
Vehicles	1,046	-
Leasehold improvements	16,090	-
Furniture and fixtures	6,604	-
Accumulated depreciation	(61,899)	(207)
Total property and equipment	$150,980	$2.893

NOTE 4 – RELATED PARTY TRANSACTIONS

Related-Party Payables

During the years ended December 31, 2010 and 2009 the Company received various cash advances from related parties, and has had various expenses paid on its behalf by related parties.  At December 31, 2010 and 2009, these amounts totaled $309,454 and $41,766, respectively.  Accordingly, the Company holds a note payable to the related party at December 31, 2010 and 2009 in the amount of $309,454 and $41,766, respectively.  The note bears no interest, is due on demand and is uncollateralized.

On June 26, 2008 the Company entered into a note payable agreement with a related party whereby the Company borrowed $39,164.  The note bears interest at a rate of 5.0 percent per annum, and is convertible into shares of the Company’s common stock at $1.00 per share.

Note Payable – Related Party

On January 7, 2010 the Company consummated an agreement to purchase the intangible assets of Yieldex, Inc., a company incorporated in Hong Kong.  Pursuant to the terms of the agreement, the Company purchased the rights to certain patents and patent applications in connection with its activities of stem cell research, therapy development, and clinical trials, under the trade name "TheraVitae."  The agreement also assigned rights to testing procedures, testing results, and full copy data from clinical trials conducted by the seller over its operating and research history.  This also includes all other related procedures, software files, etc.  The assets were acquired in exchange for 40,000,000 shares of the Company’s common stock, $100,000 cash, and a non-interest bearing note, payable January 25, 2015, in the amount of $4,900,000. Per the terms of the agreement, repayment of the note will be made out of proceeds of revenues relating to the assigned intangible assets and out of capital raised by management.  Pursuant to this transaction, Yieldex became a related-party entity.

The Company’s related-party note payable to Yieldex, with a face value of $4,900,000, has been discounted to present value assuming a 12 percent interest rate. The amount of the discount was calculated to be $2,227,302, and is being amortized using the effective interest method over the term of the note and charged to interest expense on the income statement. As of December 31, 2010 the unamortized discount was $1,912,729.

NOTE 5 – NOTES PAYABLE

The Company has issued various unsecured demand promissory notes to a major shareholder and other unrelated individuals as of December 31, 2010.  This major shareholder has personally guaranteed the principal of one demand note and in return has been granted first lien on the assets of the corporation.  Subsequent to year end, one of the notes payable outstanding went into default which meant that the default terms of the note went into effect.  Please see Note 8 for description of default terms of this note.  The detail of the Company debt as of December 31, 2009, is as follows:

REGENOCELL THERAPEUTICS, INC.
Notes to the Consolidated Financial Statements
December 31, 2010 and 2009

NOTE 5 – NOTES PAYABLE (Continued)

	Principle	Principle
	2010	2009
February 5, 2005 - Demand Note, 5% per annum.	$50,000	$47,823
October 1, 2008 – Demand Note, 0% per annum.	12,500	12,500
December 31, 2009 – Demand Note, 5% per annum.	102,000	102,000
May 5, 2010 – Demand Note, 5% per annum	10,000	-

Total Notes Payable	174,500	163,323

Interest expense for the year ending December 31, 2010 and 2009	$7,480	$5,137

NOTE 6 – STOCKHOLDERS’ EQUITY

On January 7, 2010 the Company issued 40,000,000 shares of common stock pursuant to an Asset Purchase Agreement (see Note 4).  The shares were valued at par value ($0.0001), resulting in a total share value of $4,000.

On July 6, 2010 the Company issued 200,000 shares of common stock as payment for legal services rendered.  The shares were valued at $0.50 per share, resulting in a total share value of $100,000.

On August 11, 2010 the Company issued 50,000 shares of common stock for cash at $0.50 per share, for an aggregate share value of $25,000.  Pursuant to this transaction the investor also received warrants to purchase an additional 50,000 shares of common stock at $0.75 per share.

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

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 39% to net the loss before provision for income taxes for the following reasons:

	December 31,	December 31,
	2010	2009
Income tax expense at statutory rate	$(1,582,281)	$(89,179)
Common stock issued for services	39,000	-
Impairment of licensing rights	1,068,839
Valuation allowance	474,542	89,179
Income tax expense per books	$-	$-

Net deferred tax assets consist of the following components as of:

	December 31,	December 31,
	2010	2009
NOL carryover	$615,946	$141,504
Valuation allowance	(615,946)	(141,504)
Net deferred tax asset	$-	$-

REGENOCELL THERAPEUTICS, INC.
Notes to the Consolidated Financial Statements
December 31, 2010 and 2009

NOTE 7 – INCOME TAXES (Continued)

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $1,506,304 for federal income tax reporting purposes are subject to annual limitations. When a change in ownership occurs, net operating loss carry forwards may be limited as to use in future years.

NOTE 8 - ASSET PURCHASE

In January, 2010 the Company created a wholly-owned foreign subsidiary in Israel for the purpose of developing and operating the laboratory facilities associated with its products. The name of the subsidiary is Regenocell Laboratories Ltd.  On January 7th 2010, Regenocell Laboratories Ltd. consummated an Asset Purchase Agreement with TheraVitae Limited. Under the terms of the agreement the Company acquired certain assets of TheraVitae Limited at a book value of approximately $370,000, in exchange for assuming certain liabilities of approximately $334,000 and $100,000 in cash (all currency is in US dollars).

Consideration Paid:
Cash paid	$100,000
Liabilities assumed	334,266
Common stock issued	4,000
Note payable	4,900,000
Discount on note payable	(2,227,302)
Total Purchase Price		$3,110,964
Consideration Received:
Assets	370,350
Licenses and intellectual property	2,740,614
Net Value of Assets Purchased		$3,110,964

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Litigation

Kwalata Trading Limited - On February 10, 2010, Kwalata Trading Limited, a wholly owned subsidiary of TheraVitae, Inc., a Canadian corporation, obtained an ex parte order from the District Court for the Central Region of Israel to seize the intellectual property alleged owned by Kwalata which is in the possession of either Theravitae, Ltd. or Regenocell Laboratories Ltd., the wholly owned Israeli subsidiary corporation of the Company. The Court appointed trustee took files and computers including computers dedicated solely to equipment from  Regenocell Laboratories facilities at 7, Pinchas St., Ness Ziona in what the Company considered to be an unlawful attempt to close the facilities.

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

As a consequence, the Company continues to operate in Israel, is able to process patients and is able to open new locations to treat patients.  The Company also believes that the claims made by Kwalata Trading are without merit and no monies will be due after resolution of the arbitration.

REGENOCELL THERAPEUTICS, INC.
Notes to the Consolidated Financial Statements
December 31, 2010 and 2009

NOTE 9 – COMMITMENTS AND CONTINGENCIES (Continued)

Litigation (Continued)

TheraVitae, Inc. - On October 20, 2010, TheraVitae, Inc., the same Canadian corporation involved in the litigation in Israel, served the Company with a Statement of Claim filed with the Ontario, Canada Superior Court of Justice alleging breach of a Confidentiality and Non-Circumvention Agreement.  On December 29, 2010, the company filed its Statement of Defence.  On February 23, 2011, the Company moved for Summary Judgment.  TheraVitae at the same time cross moved to dismiss the Company’s defenses.  The hearing on the two motions is scheduled for October 1, 2011.  The Company believes that the Statement of Claim is without merit and that no monies will be due after resolution of this action.

Office Lease

The Company leases office space in Kiryat Weizmann, Israel under an operating lease. The lease provides for a lease payment of $12,585 per month beginning August 30, 2006 expiring August 31, 2011.  Future minimum lease payments under the terms of the operating leases are as follows:

2011	$100,681
Thereafter	-
Total	$100,681

NOTE 10 – SUBSEQUENT EVENTS

Subsequent to December 31, 2010 the Company borrowed $393,302 from a related party pursuant to a non-interest bearing, unsecured note.  The Company made payments totaling $254,750 on the note, resulting in $138,552 in net related-party borrowings subsequent to December 31, 2010.

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

Based on this assessment, our management has concluded that, as of December 31, 2010, the Company's internal control over financial reporting is not effective.

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

Directors and Executive Officers

Our directors, executive officers and key employees are as follows:

Name:	Age	Position	Director since

James F. Mongiardo	65	President and Chairman	2008

Joanna C. Coogan	37	Secretary	Not a Director

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

Neither Mr. Massey nor Mr. Mongiardo serve as a director of any other reporting company, and there are no family relationships among the directors or executive officers (or any nominees therefor) of the Company or its subsidiary or any legal proceedings involving such individuals except as noted below.

Joanna C. Coogan was elected Secretary on January 26, 2011.  Ms. Coogan is a graduate of Johns Hopkins University (Bachelor of Arts.) and the Yale University (School of Music Masters of Music). She is an internationally acclaimed soprano and recognized for her effortless coloratura and spell-binding charisma on stage and is in high demand for both operatic and symphonic repertoire.  Opera News gushes:”Petite, with a theater-filling smile, she radiated warmth through her unforced, pearly-fresh timbre.” Sharing the stage with such conductors as Neeme Jarvi, Charles Dutoit and John Fiore, the singer has appeared at New York City Opera, Portland Opera, Caramoor Festival, Central City Opera and with such orchestras as Philadelphia Orchestra, Pittsburgh Symphony, Detroit Symphony and the Minnesota Orchestra.  She is the daughter of the President and Chairman, James F. Mongiardo.

Audit Committee

The Company currently does not have an audit committee; until expansion of the Board to five members as provided in the Yieldex agreement, the sole director will act as the audit committee of the Board of Directors.

Nominations

The Board of Directors nominates candidates to stand for election as directors; other candidates also may be nominated by any stockholder, provided that such other nomination(s) are submitted in writing to the Secretary of the Company no later than 90 days prior to the meeting of stockholders at which such directors are to be elected, together with the identity of the nominator and the number of shares of the Company’s stock owned, directly or indirectly, by the nominator.  Directors are elected at the annual meeting of the stockholders, except for vacancies and newly created directorships resulting from any increase in the authorized number of directors elected by all of the stockholders having the right to vote as a single class (which positions may be filled by the affirmative vote of a majority of the directors then in office, although fewer than a quorum, or by a sole remaining director), and each director elected shall hold office until such director’s successor is elected and qualified or until the director’s earlier death, resignation or removal.  )  Pursuant to the terms of the Assignment of Rights agreement between Yieldex, Ltd. and the Company,  40,000,000 (forty million) shares of the Company’s common stock, par value $0.0001, were issued subject to the following.  The 40,000,000 shares are restricted and subject to a two year Lock-Up period beginning January 4, 2010.  These shares are also subject to a voting agreement.  During the Lock-Up period and for any subsequent period until the shares are sold to the public in the open market,  the shareholders whose shares are locked up will vote for a maximum of two directors.  The Company’s shareholders who are not parties to the Lock-Up agreement will vote their shares for the same two directors until the aggregate number of Yieldex shares are 15,000,000 (fifteen million) or less. The Yieldex shareholders agree to vote the Yieldex shares for a maximum of three directors designated by James F. Mongiardo.  While this voting rights agreement is in effect, unanimous approval of all the directors then in office or approval of holders of at least a majority of the shares will be required for: (i) any proposal to increase capital in a way that would result in dilution of existing shareholders’ percentages by ten percent (10%) or more; (ii) any proposal to merge, consolidate or amalgamate with any other corporate entity; (iii) any proposal to sell all or a material part of the assets; and, (iv) any proposal to amend the bylaws.

Directors’ Remuneration

Our directors are presently not compensated for serving on the board of directors.

Code Of Ethics and Standards of Conduct

In 2010 we had limited operations and have not as of yet adopted a Code of Ethics and Standards of Conduct.  We plan to consider adopting a Code of Ethics and Standards of Conduct applicable to our directors, officers and employees in 2011.

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

Summary Compensation Table

The table below sets forth the total compensation accrued by the Company for the years ended December 31, 2010, 2009, 2008, 2007, 2006, 2005, 2004 and 2003 for the Company’s present and former President.

Summary Compensation Table

		Annual Compensation			Long-Term Compensation
		Awards			Payouts
Name and					Shares Underlying	All Other
Principal Position	Year	Salary		Bonus	Options Granted (#)	Compensation

James F. Mongiardo	2010	$75,000	*	0	0	0
	2009	0		0	0	0
	2008	0		0	0	0
Scott Massey	2008	0		0	0	0
Former President, principal	2007	0		0	0	0
executive officer,	2006	0		0	0	0
principal financial officer	2005	0		0	0	0
and director	2004	0		0	0	0
	2003	0		0	0	0

Inception to 12/31/10		$75,000	*	0	0	0

*Pursuant to the terms of James F. Mongiardo’s Employment Agreement, a reduced salary was due after the Company had gross revenues in excess of $500,000.  This salary was accrued but not paid.

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

Name and Address of	Amount and Nature of
Beneficial Owner	Beneficial Ownership(1)	Percent of class

James F. Mongiardo	15,000,000	18.36%
2 Briar Lane
Natick, MA 01760

Domenic Mazza	5,000,000	6.12%
Apartment 503
3700 Galt Ocean Drive N.E.
Fort Lauderdale, FL 33306

Yieldex, Ltd.(2)	40,000,000	48.96%
Basement
Kwong Long Tai Building
1016 Tai Nam West Street
Hong Kong

Joanna C. Coogan (3)	0	0%
1 Cedar Lane
Chappaqua, New York 10514

All current directors and	15,000,000	18.36%
executive officers as a group
(2 persons)

(1)  Unless otherwise indicated, each of the persons named in the table above has sole voting and investment power with respect to the shares set forth opposite such person’s name.  With respect to each person or group, percentages are calculated based on the number of shares beneficially owned, including shares that may be acquired by such person or group within 60 days of March 31, 2011 upon the exercise of stock options, warrants or other purchase rights, but not the exercise of options, warrants or other rights held by any other person.

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

(3)  Ms. Coogan has no beneficial ownership in any shares.

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

Item 14.          Principal Accountant Fees and Services.

           The Company paid audit fees to its independent certified public accountant, Sadler, Gibb & Associates in the amount of $15,000 for the year ended December 31, 2010 and $1,500 for the year ended December 31, 2009.

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

REGENOCELL THERAPEUTICS, INC.

Dated: May 16 , 2011	By: /s/ James F. Mongiardo

James F. Mongiardo
President and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on May 16 , 2011.

/s/ James F. Mongiardo
James F. Mongiardo
Principal Executive Officer,
President, Principal Financial
Officer, Principal Accounting
Officer and Director

/s/ Joanna C. Coogan
Secretary