Form 10-Q
period 2011-03-31
RegenoCELL Therapeutics, Inc.
filed 2011-05-23
CIK 1221749

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________   to

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
Yes ☐ No ☒

Indicate the number of shares outstanding of the registrant's common stock, par value $0.0001 per share, outstanding as of the latest practical date. 81,687,500 shares of common stock outstanding as of May 23, 2011.

REGENOCELL THERAPEUTICS, INC.

Quarterly Report on Form 10-Q
For the Quarterly Period Ended March 31, 2011

FORWARD-LOOKING STATEMENTS

This Form 10-Q for the quarterly period ended March 31, 2011 contains forward-looking statements that involve risks and uncertainties.  Forward-looking statements in this document or incorporated herein by reference that are not related to historical results are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.

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

These forward-looking statements are based on beliefs of our management as well as current expectations, projections, assumptions and information currently available to the Company and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated or implied by such forward-looking statements.  In evaluating these statements, you should consider various factors including the assumptions, risks and uncertainties set forth in our Annual Report on Form 10-K for the year ended December 31, 2010 and other reports and documents we have filed with or furnished to the Securities and Exchange Commission.  Should one or more of those risks or uncertainties materialize or should underlying expectations, projections and assumptions prove incorrect, actual results may vary materially from those described.  Those events and uncertainties are difficult to predict accurately and many are beyond our control. The Company assumes no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date of these statements except as specifically required by law.  Accordingly, past results and trends should not be used to anticipate future results or trends.

PART I - FINANCIAL INFORMATION

Item 1 – Interim Financial Statements and Notes – Quarter Ended March 31, 2011

RegenoCELL Therapeutics, Inc.
Consolidated Balance Sheets

	March 31,	December 31,
	2011	2010
	(Unaudited)
ASSETS

CURRENT ASSETS

Cash	$38,523	$3,436
Accounts receivable	33,000	33,000
Deposits	143,754	143,635
Other current assets	28,183	11,381

Total Current Assets	243,460	191,452

PROPERTY AND EQUIPMENT, net	135,021	150,980

TOTAL ASSETS	$378,481	$342,432

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$834,156	$773,638
Payroll liabilities	381,108	391,124
Related-party payables	453,435	378,575
Notes payable	174,500	174,500

Total Current Liabilities	1,843,199	1,717,837

LONG-TERM LIABILITIES

Notes payable, related party, net of discount	3,076,535	2,987,271

TOTAL LIABILITIES	4,919,734	4,705,108

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock $0.0001 par value, 80,000,000 shares authorized,
no shares issued and outstanding	-	-
CommonsStock, $0.0001 par value, 520,000,000 shares authorized,
81,687,500 shares issued and outstanding	8,169	8,169
Additional paid-in capital	129,888	129,888
Accumulated other comprehensive loss	(119,800)	(80,771)
Accumulated deficit	(4,559,510)	(4,419,962)

Total Stockholders' Equity (Deficit)	(4,541,253)	(4,362,676)

TOTAL LIABILITIES STOCKHOLDERS' EQUITY (DEFICIT)	$378,481	$342,432

The accompanying notes are an integral part of these consolidated financial statements

RegenoCELL Therapeutics, Inc.
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended
	March 31,
	2011	2010

REVENUES	$262,225	$291,865

OPERATING EXPENSES
General and administrative	68,676	151,287
Salaries and wages	214,660	135,504
Research and development	-	-
Professional fees	13,023	291,131
Impairment of licensing rights	-	-
Depreciation	14,754	25,817

Total Operating Expenses	311,113	603,739

OPERATING INCOME (LOSS)	(48,888)	(311,874)

OTHER INCOME (EXPENSE)
Interest expense	(90,660)	(50,825)
Other income	-	-

Total Other Income (Expenses)	(90,660)	(50,825)

NET LOSS BEFORE INCOME TAXES	(139,548)	(362,699)
Income taxes	-	-

NET LOSS	$(139,548)	$(362,699)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	(39,029)	4,758

TOTAL COMPREHENSIVE LOSS	$(178,577)	$(357,941)

BASIC AND DILUTED LOSS PER
COMMON SHARE	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	81,071,016	61,078,125

The accompanying notes are an integral part of these consolidated financial statements

RegenoCELL Therapeutics, Inc.
Consolidated Statements of Stockholders Equity (Deficit)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Deficit	Deficit	Total
December 31, 2008 - Balance	131,437,500	$13,144	$4,913	$-	$(134,168)	$(116,111)

December 30, 2009 - Cancellation of restricted common stock issued on July 22, 2009	(90,000,000)	(9,000)	-	-	-	(9,000)

Net loss for the year ended December 31, 2009	-	-	-	-	(228,663)	(228,663)

December 31, 2009 - Balance	41,437,500	4,144	4,913	-	(362,831)	(353,774)

January 7, 2010- Issuance of restricted common stock in acquisition of licensing rights	40,000,000	4,000	-	-	-	4,000

July 6, 2010 - Issuance of common stock for services	200,000	20	99,980	-	-	100,000

August 11, 2010 - Issuance of restricted common stock for cash	50,000	5	24,995	-	-	25,000

Foreign currency translation adjustment	-	-	-	(80,771)	-	(80,771)

Net loss for the year ended December 31, 2010	-	-	-	-	(4,057,131)	(4,057,131)

December 31, 2010 - Balance	81,687,500	8,169	129,888	(80,771)	(4,419,962)	(4,362,676)

Foreign currency translation adjustment	-	-	-	(39,029)	-	(39,029)

Net loss for the three months ended March 31, 2011 (unaudited)	-	-	-	-	(139,548)	(139,548)

Balance, March 31, 2011 (unaudited)	81,687,500	$8,169	$129,888	$(119,800)	$(4,559,510)	$(4,541,253)

The accompanying notes are an integral part of these consolidated financial statements

RegenoCell Therapeutics, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	March 31,
	2011	2010
OPERATING ACTIVITIES
Net Loss	$(139,548)	$(362,699)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation	14,754	25,718
Accrual of interest expense	-	50,826
Amortization of discount on note payable	89,264	-
Expenses paid pursuant to note payable - related party	278,603	-
Changes in operating assets and liabilities:
Accounts receivable	-	(3,290)
Prepaid expenses and deposits	-	-
Other current assets	(15,593)	(218,031)
Accounts payable and accrued expenses	62,020	661,744
Accrued payroll expenses	(9,276)	-
Customer deposits	-	15,000

Net cash provided by operating activities	280,224	169,268

INVESTING ACTIVITIES
Acquisition of property and equipment	-	(221,842)
Goodwill associated with asset purchase	-	(49,338)
Investment in production activities	-	(4,904,000)

Net cash used in investing activities	-	(5,175,180)

FINANCING ACTIVITIES
Repayment of notes payable	-	-
Common stock issued for cash	-	4,000
Proceeds from note payable	-	4,927,283
Proceeds from notes payable - related parties	2,000	-
Payments on notes payable - related parties	(205,750)	-

Net cash provided (used in) by financing activities	(203,750)	4,931,283

EFFECTS OF EXCHANGE RATE CHANGES	(41,387)	(4,758)

NET INCREASE (DECREASE) IN CASH	35,087	(79,387)
CASH AT BEGINNING OF PERIOD	3,436	102,079
CASH AT END OF PERIOD	$38,523	$22,692

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Assets purchased for debt, common stock, and
assumption of liabilities	$-	$5,238,266

The accompanying notes are an integral part of these consolidated financial statements

RegenoCELL Therapeutics, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2011 and December 31, 2010

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2011, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2010 audited financial statements.  The results of operations for the periods ended March 31, 2011 is not necessarily indicative of the operating results for the full year.

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

NOTE 4 – NOTES PAYABLE

As of March 31, 2011, the Company holds $174,500 in notes payable to unrelated third party entities. One of these notes, with a principal balance of $102,000, is non-interest bearing and due on demand.  The remaining notes, with an aggregate principal balance of $72,500, bear interest at a rate of 5.0 percent per annum, and are also due on demand.  During the three months ended March 31, 2011, the Company made no new borrowings or principal payments on these notes.  Total accrued interest payable on the notes at March 31, 2011 was $113,827

RegenoCELL Therapeutics, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2011 and December 31, 2010

NOTE 5 – RELATED PARTY NOTES PAYABLE

During the three months ended March 31, 2011, the Company borrowed $280,603 from a related party to fund continuing operations.  Of this amount, $278,603 represented expenses paid on behalf of the Company by the related party.  The Company made payments on the note totaling $205,750 during the period, leaving an outstanding balance of $414,271 at March 31, 2011.  The note bears no interest, is due on demand and is uncollateralized.

On June 30, 2008, the Company executed a note in the amount of $39,164 with a related party.  The note bears interest at a rate of 5.0 percent per annum, is unsecured, and due on demand.  Total accrued interest payable on this note as of March 31, 2011 was $5,654.

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

The Company’s related-party note payable to Yieldex, with a face value of $4,900,000, has been discounted to present value assuming a 12 percent interest rate. The amount of the discount was calculated to be $2,227,302, and is being amortized using the effective interest method over the term of the note and charged to interest expense on the income statement. As of March 31, 2011 the unamortized discount was $1,823,465.

NOTE 6 – ASSET ACQUISITION

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

NOTE 7 – EQUITY TRANSACTIONS

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

 RegenoCELL Therapeutics, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2011 and December 31, 2010

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

In early January 2010 the Company created a wholly-owned foreign subsidiary in Israel for the purpose of developing and operating the laboratory facilities associated with its products. The name of the subsidiary is Regenocell Laboratories Ltd.

On January 7th 2010, the Company’s foreign subsidiary Regenocell Laboratories Ltd. consummated an asset purchase agreement with TheraVitae Limited. Under the terms of the agreement the Company acquired certain assets of TheraVitae Limited, with an approximate net book value of $370,000, in exchange for assuming certain liabilities of approximately $334,000 and $75,000 in cash (all currency is in US dollars).

In early January 2010 the Company signed an Assignment of Rights agreement with Yieldex LTD a Hong Kong corporation.  Under the agreement the Company purchased the right to use outside of Asia the patents and patent applications related to Yieldex LTD’s stem cell research, therapy development and clinical trials. In addition the Company obtained the rights to all the clinical trial results, endorsements, files and other pertinent information.  Under the terms of the agreement the Company will pay Yieldex LTD $5,000,000 (US) in cash over a period of five years. In addition the Company also irrevocably issued 40,000,000 shares of Common stock to Yieldex LTD.

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

Impairment

The Company accounts for any impairment with FASB Accounting Standards Codification No. 350, Intangibles – Goodwill and Other.  Under FASB ASC No. 350, intangible assets are reviewed for evidence or changes in circumstances that indicate that their carrying value may not be recoverable.  The Company periodically reviews the carrying value to determine whether or not impairment to such value has occurred.

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

Regenocell Laboratories, Ltd. has assumed a lease with Africa-Israel for its manufacturing operations in Israel.  Lease payments converted to dollars are $10,400 plus VAT totaling $12,050 per month.  The lease runs through August 31, 2011 with a two-year option to renew.  There is $135,000 in a restricted account used by Bank Hapoalim to guarantee payment of the lease.  These funds were transferred and accordingly the bank guarantee transferred from TheraVitae Limited to Regenocell Laboratories, Ltd.

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

The results to date have been impressive.  Over three hundred (500) congestive heart failure patients with no other options have shown similar results to a clinical trial of 24 patients.  In that trial, statistically significant improvements between baseline and the three month and six month follow-up were achieved for:

•	Improvement in the six-minutes walking test.

•	Increase in metabolic equivalent units (METs) during the stress test.

•	Decrease in the perfusion defect region of the target artery.

•	Decrease in the Canadian Cardiovascular Society (CCS) Grading Scale.

On January 7, 2010 the Company entered into two agreements.  Closing occurred on February 4, 2010.

The first agreement was between TheraVitae Limited, the Israeli corporation manufacturing the stem cell therapy product, and a newly formed Israeli corporation which is a wholly owned subsidiary of the Company, Regenocell Laboratories, Ltd.  Pursuant to the terms of the agreement, certain assets were acquired and certain liabilities assumed.  These assets include all the manufacturing and office equipment and the transfer of the lease.  At signing the Company paid $75,000 toward the reduction of the assumed liabilities.  All the employees were terminated then offered and accepted employment with Regenocell Laboratories, Ltd.

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

In addition 40,000,000 (forty million) shares of the Company’s common stock, par value $.0001, were issued to Yieldex Ltd and its nominees.  The 40,000,000 shares are restricted and subject to a two-year lock-up period beginning January 4, 2010.  These shares are also subject to a voting agreement.  During the Lock-Up period and for any subsequent period until the shares are sold to the public in the open market, the Board of Directors will be expanded to five members and the shareholders whose shares are locked up will vote for a maximum of two directors.  The Company’s affiliated shareholders who are not parties to the Lock-Up agreement will vote their shares for the same two directors until the aggregate number of Yieldex shares are 15,000,000 (fifteen million) or less. The Yieldex shareholders agree to vote the Yieldex shares for a maximum of three directors designated by James F. Mongiardo.  While this voting rights agreement is in effect, unanimous approval of all the directors then in office or approval of holders of at least a majority of the shares will be required for: (i) any proposal to increase capital in a way that would result in dilution of existing shareholders’ percentages by ten percent (10%) or more; (ii) any proposal to merge, consolidate or amalgamate with any other corporate entity; (iii) any proposal to sell all or a material part of the assets; and, (iv) any proposal to amend the bylaws.

As a result of the actions described above, on February 4, 2010 the Company’s primary asset is Regenocell Laboratories Ltd. which is manufacturing and selling stem cell therapy product used to treat congestive heart failure and peripheral artery disease.  Purchases are or have been made to treat patients for these indications in Bangkok, Thailand, the Dominican Republic and other countries.

For the three months ended March 31, 2011, the Company had revenues of $262,225 compared to $291,865 revenues for the same three months in 2010.  The Company incurred operating expenses of $311,113 during the three months ended March 31, 2011, compared to $603,739 for the comparable period of 2010.  Total net loss for the three months ended March 31, 2011 was $139,548 compared to $362,699 for the same three month period in 2010.

Cash on hand was $38,523 as of March 31, 2011 which amount is inadequate to fund the company’s current projected capital requirements.  In order to implement the new strategy of the Company, the Company will need to raise capital during the next twelve months.  The Company has funded operations to date in part through the sale of equity securities and loans, although such efforts have been insufficient to effectively pursue its business strategy.

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

ITEM 3. Controls and Procedures

 Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by our management, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of March 31, 2011.  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding the required disclosures.  Based on its evaluation, our management concluded, as of the end of the period covered by this report, that our disclosure controls and procedures were not effective.

There has been no change in our internal control over financial reporting (as defined in Rule 13 a-15(f) under the Exchange Act) during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None.

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

REGENOCELL THERAPEUTICS, INC.

Dated: May 23, 2011	By:	/s/ James F. Mongiardo
James F. Mongiardo
Principal Executive Officer,
President, Principal Financial Officer,
Principal Accounting Officer, and
Director