Form 10-Q
period 2011-06-30
RegenoCELL Therapeutics, Inc.
filed 2011-08-19
CIK 1221749

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate the number of shares outstanding of the registrant's common stock, par value $0.0001 per share, outstanding as of the latest practical date. 81,962,500 shares of common stock outstanding as of August 15, 2011.

REGENOCELL THERAPEUTICS, INC.

Quarterly Report on Form 10-Q
For the Quarterly Period Ended June 30, 2011

FORWARD-LOOKING STATEMENTS

This Form 10-Q for the quarterly period ended June 30, 2011 contains forward-looking statements that involve risks and uncertainties.  Forward-looking statements in this document or incorporated herein by reference that are not related to historical results are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.

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

PART I - FINANCIAL INFORMATION

Item 1 – Interim Financial Statements and Notes – Quarter Ended June 30, 2011

Contents

Page No.
Consolidated Balance Sheets – June 30, 2011 (Unaudited) and December 31, 2010	2

Consolidated Statements of Operations for the Three and Six Months Ended
June 30, 2011 and 2010 (Unaudited)	3

Consolidated Statement of Stockholders’ Equity from December 31, 2009 through
June 30, 2011 (Unaudited)	4

Consolidated Statements of Cash Flows for the Six Months ended
June 30, 2011 and 2010 (Unaudited)	5

Notes to Condensed Consolidated Financial Statements	6

REGENOCELL THERAPEUTICS, INC.
Consolidated Balance Sheets

	June 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS

CURRENT ASSETS

Cash	$58,004	$3,436
Accounts receivable	-	33,000
Deposits	149,237	143,635
Other current assets	8,529	11,381

Total Current Assets	215,770	191,452

PROPERTY AND EQUIPMENT, net	145,766	150,980

TOTAL ASSETS	$361,536	$342,432

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$1,033,160	$773,638
Payroll liabilities	282,163	391,124
Related-party payables	564,477	378,575
Notes payable	174,500	174,500

Total Current Liabilities	2,054,300	1,717,837

LONG-TERM LIABILITIES

Notes payable, related party, net of discount	3,169,499	2,987,271

TOTAL LIABILITIES	5,223,799	4,705,108

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock $.0001 par value, 80,000,000 shares authorized, no shares issued and outstanding	-	-
CommonsStock, $.0001 par value, 520,000,000 shares authorized, 81,687,500 shares issued and outstanding	8,169	8,169
Additional paid-in capital	129,888	129,888
Accumulated other comprehensive loss	(80,770)	(80,771)
Accumulated deficit	(4,919,550)	(4,419,962)

Total Stockholders' Equity (Deficit)	(4,862,263)	(4,362,676)

TOTAL LIABILITIES STOCKHOLDERS' EQUITY (DEFICIT)	$361,536	$342,432

The accompanying notes are an integral part of these consolidated financial statements

REGENOCELL THERAPEUTICS, INC.
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

REVENUES	$194,220	$274,957	$456,445	$566,822

OPERATING EXPENSES
General and administrative	210,950	161,527	279,626	441,599
Salaries and wages	234,156	-	448,816	-
Professional fees	10,608	20,336	23,631	309,217
Depreciation	14,754	24,343	29,508	48,686

Total Operating Expenses	470,468	206,206	781,581	799,502

OPERATING INCOME (LOSS)	(276,248)	68,751	(325,136)	(232,680)

OTHER INCOME (EXPENSE)
Interest expense	(94,360)	(230,162)	(185,020)	(280,987)
Other income	10,568	30,150	10,568	14,949

Total Other Income (Expenses)	(83,792)	(200,012)	(174,452)	(266,038)

NET LOSS BEFORE INCOME TAXES	(360,040)	(131,261)	(499,588)	(498,718)
Income taxes	-	-	-	-

NET LOSS	$(360,040)	$(131,261)	$(499,588)	$(498,718)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	(39,030)	(53,275)	(1)	(48,517)

TOTAL COMPREHENSIVE LOSS	$(399,070)	$(184,536)	$(499,589)	$(547,235)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.00)	$(0.00)	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	81,687,500	81,437,500	81,687,500	80,774,517

The accompanying notes are an integral part of these consolidated financial statements

REGENOCELL THERAPEUTICS, INC.
Consolidated Statements of Stockholders Equity (Deficit)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Deficit	Deficit	Total

Balance, December 31, 2009	41,437,500	$4,144	$4,913	$-	$(362,831)	$(353,774)

January 7, 2010 - Issuance of restricted common stock in acquisition of licensing rights	40,000,000	4,000	-	-	-	4,000

July 6, 2010 - Issuance of common stock for services at $0.05 per share	200,000	20	99,980	-	-	100,000

August 11, 2010 - Issuance of restricted common stock for cash at $0.05 per share	50,000	5	24,995	-	-	25,000

Currency translation adjustment	-	-	-	(80,771)	-	(80,771)

Net loss for the year ended December 31, 2010	-	-	-	-	(4,057,131)	(4,057,131)

Balance, December 31, 2010	81,687,500	8,169	129,888	(80,771)	(4,419,962)	(4,362,676)

Currency translation adjustment (unaudited)	-	-	-	1	-	1

Net loss for the six months ended June 30, 2011 (unaudited)	-	-	-	-	(499,588)	(499,588)

Balance, June 30, 2011 (unaudited)	81,687,500	$8,169	$129,888	$(80,770)	$(4,919,550)	$(4,862,263)

The accompanying notes are an integral part of these consolidated financial statements

REGENOCELL THERAPEUTICS, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(499,588)	$(498,718)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	29,508	48,686
Amortization of discount on note payable	182,228	128,444
Expenses paid pursuant to note payable - related party	613,703	-
Changes in operating assets and liabilities:
Accounts receivable	33,000	-
Prepaid expenses and deposits	-	99,654
Other current assets	3,286	(16,130)
Accounts payable and accrued expenses	239,105	380,872
Accrued payroll expenses	(123,937)	-
Customer deposits	-	16,500

Net cash provided by (used in) operating activities	477,305	159,308

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	-	(75,000)
Acquisition of licensing rights	-	(100,000)

Net cash used in investing activities	-	(175,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable	-	10,000
Proceeds from notes payable - related parties	4,600	108,273
Payments on notes payable - related parties	(435,037)	-

Net cash provided by financing activities	(430,437)	118,273

EFFECTS OF EXCHANGE RATE CHANGES	7,700	(48,517)

NET INCREASE (DECREASE) IN CASH	54,568	54,064
CASH AT BEGINNING OF PERIOD	3,436	-
CASH AT END OF PERIOD	$58,004	$54,064

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Debt incurred for acquisition of fixed assets	$-	$334,266
Debt incurred for licensing agreement	$-	$4,900,000
Common stock issued for licensing rights	$-	$4,000

The accompanying notes are an integral part of these consolidated financial statements

REGENOCELL THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements
June 30, 2011 and December 31, 2010
(Unaudited)

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2011, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2010 audited financial statements.  The results of operations for the periods ended June 30, 2011 is not necessarily indicative of the operating results for the full year.

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

REGENOCELL THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements
June 30, 2011 and December 31, 2010
(Unaudited)

NOTE 4 – NOTES PAYABLE

As of June 30, 2011, the Company holds $174,500 in notes payable to unrelated third party entities. One of these notes, with a principal balance of $102,000, is non-interest bearing and due on demand.  The remaining notes, with an aggregate principal balance of $72,500, bear interest at a rate of 5.0 percent per annum, and are also due on demand.  During the six months ended June 30, 2011, the Company made no new borrowings or principal payments on these notes.  Total accrued interest payable on the notes at June 30, 2011 was $114,954

NOTE 5 – RELATED PARTY NOTES PAYABLE

During the six months ended June 30, 2011, the Company borrowed $618,303 from a related party to fund continuing operations.  Of this amount, $613,703 represented expenses paid on behalf of the Company by the related party.  The Company made payments on the note totaling $431,400 during the period, leaving an outstanding balance of $525,321 at June 30, 2011.  The note bears no interest, is due on demand and is uncollateralized.

On June 30, 2008, the Company executed a note in the amount of $39,164 with a related party.  The note bears interest at a rate of 5.0 percent per annum, is unsecured, and due on demand.  Total accrued interest payable on this note as of June 30, 2011 was $5,923.

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

The Company’s related-party note payable to Yieldex, with a face value of $4,900,000, has been discounted to present value assuming a 12 percent interest rate. The amount of the discount was calculated to be $2,227,302, and is being amortized using the effective interest method over the term of the note and charged to interest expense on the income statement. As of June 30, 2011 the unamortized discount was $1,730,501.

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

REGENOCELL THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements
June 30, 2011 and December 31, 2010
(Unaudited)

NOTE 6 – ASSET ACQUISITION (Continued)

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

NOTE 8 – SUBSEQUENT EVENTS

On July 19, 2011, the Company executed a convertible promissory note in the amount of $65,000.  The note bears interest at a rate of eight percent per annum and has a maturity date of April 23, 2012.  Any amount of principal or interest not paid in full at maturity will bear an interest rate of 22 percent.  The convertible promissory note may be converted in whole or in part, at the option of the holder, to shares of common stock at any time following 180 days after the issuance date of the note.  The conversion price under the note is 60 percent multiplied by the market price (representing a 40 percent discount rate).  For purposes of the note, “market price” is defined as the average of the three lowest closing prices for our common stock on the 10 trading days immediately preceding the conversion date.  The number of shares issuable upon conversion is limited so that the Holder’s total beneficial ownership of our common stock may not exceed 4.99 percent of the total issued and outstanding shares. This condition may be waived at the option of the holder upon not less than 61 days’ notice.

On July 25, 2011 the Company issued 125,000 shares of common stock as extinguishment of $21,480 of debt.  The shares were valued at $0.18 per share, resulting in a total share value of $22,625 and a loss on extinguishment of debt of $1,145.

REGENOCELL THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements
June 30, 2011 and December 31, 2010
(Unaudited)

NOTE 8 – SUBSEQUENT EVENTS (Continued)

On August 1, 2011, the Company entered into a consulting agreement to provide services for a period of 12 months.  During the term of the agreement, the consultant shall receive as compensation of $10,000 per month, with the first payment being made within five days of execution of the agreement , and then on a monthly basis thereafter beginning September 2011.  In addition, the Consultant is to be paid certain commissions under the terms of the agreement.

In addition, the consultant is to receive a seven year warrant or option at $0.50 per share but in no event less than the fair market for 360,000 shares of common stock, which vests 25 percent at the one year anniversary and then 1/48 per month of the balance after the one year anniversary until fully vested in four years.

On August 5, 2011 the Company issued 150,000 shares of common stock for cash at $0.11 per share, for an aggregate share value of $16,485.

On August 10, 2011, the Company executed a convertible promissory note in the amount of $50,000.  The note bears interest at a rate of eight percent per annum and has a maturity date of May 15, 2012.  Any amount of principal or interest not paid in full at maturity will bear an interest rate of 22 percent.  The convertible promissory note may be converted in whole or in part, at the option of the holder, to shares of common stock at any time following 180 days after the issuance date of the note.  The conversion price under the note is 60 percent multiplied by the market price (representing a 40 percent discount rate).  For purposes of the note, “market price” is defined as the average of the three lowest closing prices for our common stock on the 10 trading days immediately preceding the conversion date.  The number of shares issuable upon conversion is limited so that the Holder’s total beneficial ownership of our common stock may not exceed 4.99 percent of the total issued and outstanding shares. This condition may be waived at the option of the holder upon not less than 61 days’ notice.  The conversion price will be subject to adjustment in the event of certain dilutive issuances of securities, distributions of stock or assets to shareholders, mergers, consolidations, and certain other events.

In accordance with ASC 855-10, Company management reviewed all material events through the date of this report and there are no additional material subsequent events to report.

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

For the three and six months ended June 30, 2011, the Company had revenues of $194,220 and $456,445 compared to $274,957 and $566,822 revenues for the same three and six months in 2010.  The Company incurred operating expenses of $470,468 and $781,581 during the three and six months ended June 30, 2011, compared to $206,206 and $799,502 for the comparable periods of 2010.  Total net loss for the three and six months ended June 30, 2011 was $360,040 and $499,588 compared to $131,261 and $498,718 for the same three and six month periods in 2010.

Cash on hand was $58,004 as of June 30, 2011 which amount is inadequate to fund the company’s current projected capital requirements.  In order to implement the new strategy of the Company, the Company will need to raise capital during the next twelve months.  The Company has funded operations to date in part through the sale of equity securities and loans, although such efforts have been insufficient to effectively pursue its business strategy.

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

We intend to raise capital primarily through the public or private sale of securities (equity and/or debt), although there can be no assurance that we will be able to obtain capital or, if such capital is available, that the terms of any financing will be acceptable.  If the Company succeeds in raising capital, such funds will be used to facilitate the manufacturing operations of Regenocell Laboratories Ltd., to find new customers for Regenocell Ltd. With respect to peripheral artery disease, capital will be used for completing the research and development to submit an IND (and its equivalent in Europe) for authorization to begin clinical trials in the United States and Europe. This may include payment for additional animal trials. Payment for clinical trials includes retaining the services of a clinical research organization, payment to the clinical research site(s) for patients enrolled in the clinical trials, payment for the stem cell therapy used in these clinical trials, payment for costs associated with Institution Review Board Approval, and preparation of reports to the Food and Drug Administration (“FDA”) and European Medicines Agency (“EMEA”), requests to continue later phase clinical trials and submission of a BLA to the FDA and its equivalent to the EMEA requesting marketing approval for the treatment of peripheral artery disease.

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

There has been no change in our internal control over financial reporting (as defined in Rule 13 a-15(f) under the Exchange Act) during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In July 2011 nine employees/former employees brought an action to recover certain benefits they claim are due but have not been paid.  The claims made for the payment of certain benefits are now being investigated.  To the extent that the claims are valid, it is the intention to resolve the matter amicably.

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

Dated: August 19 , 2011

	By:	/s/ James F. Mongiardo
James F. Mongiardo
Principal Executive Officer,
President, Principal Financial Officer,
Principal Accounting Officer, and
Director