Form 10-Q/A
period 2011-06-30
RegenoCELL Therapeutics, Inc.
filed 2011-09-01
CIK 1221749

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

AMENDMENT ONE TO FORM 10-Q

☒  QUARTERLY  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

☐  TRANSITION  REPORT  PURSUANT  TO SECTION  13 OR 15(d) OF THESECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

REGENOCELL THERAPEUTICS, INC.

Amendment One to Quarterly Report on Form 10-Q
For the Quarterly Period Ended June 30, 2011

This Amendment One to Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 is being filed to include the Company’s first Interactive Data File as Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGENOCELL THERAPEUTICS, INC.

Dated: September 1 , 2011	By:	/s/ James F. Mongiardo
James F. Mongiardo
Principal Executive Officer, President, Principal Financial Officer, Principal Accounting Officer, and Director

EXHIBIT INDEX

Exhibit
Number	Description of Document

101
The following materials from RegenoCELL Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.