Form 10-K/A
period 2010-12-31
RegenoCELL Therapeutics, Inc.
filed 2011-09-23
CIK 1221749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

AMENDMENT ONE TO FORM 10-K

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

Over-the-Counter Bulletin Board
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

REGENOCELL THERAPEUTICS, INC.

Amendment One to Annual Report on Form 10-K
For the Year Ended December 31, 2010

This Amendment One to Annual Report on Form 10-K for the year ended December 31, 2010 is being filed to correct language in ITEM 9A. Controls and Procedures, Evaluation of Disclosure Controls and Procedures as follows:

ITEM 9A.           CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report on Form 10-K, an evaluation was carried out by our management, with the participation of the Chief Executive Officer and Principal Accounting Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act")) as of December 31, 2010. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Principal Financial Officer, to allow timely decisions regarding required disclosures.

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

REGENOCELL THERAPEUTICS, INC.

Dated: September 23, 2011	By: /s/ James F. Mongiardo

James F. Mongiardo
President and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on September 23, 2011.

/s/ James F. Mongiardo
James F. Mongiardo
Principal Executive Officer,
President, Principal Financial
Officer, Principal Accounting
Officer and Director

/s/ Joanna C. Coogan
Secretary