Form 10-Q/A
period 2011-03-31
RegenoCELL Therapeutics, Inc.
filed 2011-09-23
CIK 1221749

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

This Amendment One to Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011 is being filed to correct language in ITEM 3. Controls and Procedures, Evaluation of disclosure controls and procedures as follows:

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

Dated: September 23 , 2011

By: /s/ James F. Mongiardo
James F. Mongiardo
Principal Executive Officer,
President, Principal Financial Officer,
Principal Accounting Officer, and
Director