Form 10-Q/A
period 2011-06-30
RegenoCELL Therapeutics, Inc.
filed 2011-09-23
CIK 1221749

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

AMENDMENT TWO TO FORM 10-Q

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

REGENOCELL THERAPEUTICS, INC.

Amendment Two to Quarterly Report on Form 10-Q
For the Quarterly Period Ended June 30, 2011

This Amendment Two to Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 is being filed to correct language in ITEM 3. Controls and Procedures, Evaluation of disclosure controls and procedures as follows:

ITEM 3. Controls and Procedures

 Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by our management, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of June 30, 2011.  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding the required disclosures.  Based on its evaluation, our management concluded, as of the end of the period covered by this report, that our disclosure controls and procedures were effective.

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