Form 10-K/A
period 2010-12-31
RegenoCELL Therapeutics, Inc.
filed 2011-10-28
CIK 1221749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

AMENDMENT TWO TO FORM 10-K

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

Large Accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company [X]

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

REGENOCELL THERAPEUTICS, INC.

Amendment Two to Annual Report on Form 10-K
For the Year Ended December 31, 2010

This Amendment Two to Annual Report on Form 10-K for the year ended December 31, 2010 is being filed to correct language in ITEM 9A. Controls and Procedures, as follows:

ITEM 9A.      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report on Form 10-K/A, an evaluation was carried out by our management, with the participation of the Chief Executive Officer and Principal Accounting Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act")) as of December 31, 2010. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Principal Financial Officer, to allow timely decisions regarding required disclosures.

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

•           Provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance withgenerally accepted accounting principles, and that receipts andexpenditures are being made only in accordance with authorizations of management and the Board of Directors; and

•           Provide reasonable assurance regarding prevention or timely detection of  unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Our management conducted an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

Based on this assessment, our management has concluded that, as of December 31, 2010, the Company's internal control over financial reporting is effective.

Changes in Internal Control over Financial Reporting

As of the end of the period covered by this report, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2010, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

REGENOCELL THERAPEUTICS, INC.

Dated: October 28, 2011	By:	/s/ James F. Mongiardo
James F. Mongiardo
President and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on October 28, 2011.

/s/ James F. Mongiardo
James F. Mongiardo
Principal Executive Officer, President, Principal Financial Officer, Principal Accounting Officer and Director

/s/ Joanna C. Coogan
Secretary