Form 10-Q/A
period 2011-06-30
RegenoCELL Therapeutics, Inc.
filed 2011-10-28
CIK 1221749

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

AMENDMENT THREE TO FORM 10-Q

☒  QUARTERLY  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

☐  TRANSITION  REPORT  PURSUANT  TO SECTION  13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to

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

REGENOCELL THERAPEUTICS, INC.

Amendment Three to Quarterly Report on Form 10-Q
For the Quarterly Period Ended June 30, 2011

This Amendment Three to Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 is being filed to correct language in ITEM 3. Controls and Procedures, Evaluation of disclosure controls and procedures as follows:

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

Dated: October 28 , 2011

By: /s/ James F. Mongiardo James F. Mongiardo Principal Executive Officer, President, Principal Financial Officer, Principal Accounting Officer, and Director