Form 10-Q
period 2011-09-30
RegenoCELL Therapeutics, Inc.
filed 2011-11-21
CIK 1221749

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

☐  TRANSITION  REPORT  PURSUANT  TO SECTION  13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to

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

Indicate the number of shares outstanding of the registrant's common stock, par value $0.0001 per share, outstanding as of the latest practical date. 81,962,500 shares of common stock outstanding as of November 15, 2011.

REGENOCELL THERAPEUTICS, INC.

Quarterly Report on Form 10-Q
For the Quarterly Period Ended September 30, 2011

FORWARD-LOOKING STATEMENTS

This Form 10-Q for the quarterly period ended September 30, 2011 contains forward-looking statements that involve risks and uncertainties.  Forward-looking statements in this document or incorporated herein by reference that are not related to historical results are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.

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

PART I - FINANCIAL INFORMATION

Item 1 – Interim Financial Statements and Notes – Quarter Ended September 30, 2011

REGENOCELL THERAPEUTICS, INC.
Consolidated Balance Sheets

	September 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS

CURRENT ASSETS

Cash	$19,742	$3,436
Accounts receivable	-	33,000
Deposits	136,942	143,635
Other current assets	5,533	11,381

Total Current Assets	162,217	191,452

PROPERTY AND EQUIPMENT, net	98,169	150,980

TOTAL ASSETS	$260,386	$342,432

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	$1,049,349	$773,638
Payroll liabilities	260,743	391,124
Related-party payables	553,486	378,575
Notes payable	339,500	174,500
Derivative liabilities	94,039	-

Total Current Liabilities	2,297,117	1,717,837

LONG-TERM LIABILITIES

Notes payable, related party, net of discount	3,266,335	2,987,271

TOTAL LIABILITIES	5,563,452	4,705,108

STOCKHOLDERS' DEFICIT

Preferred stock $.0001 par value, 80,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.0001 par value, 520,000,000 shares authorized, 81,962,500 and 81,687,500 shares issued and outstanding, respectively	8,197	8,169
Additional paid-in capital	168,970	129,888
Accumulated other comprehensive loss	(15,815)	(80,771)
Accumulated deficit	(5,464,418)	(4,419,962)

Total Stockholders' Deficit	(5,303,066)	(4,362,676)

TOTAL LIABILITIES STOCKHOLDERS' DEFICIT	$260,386	$342,432

The accompanying notes are an integral part of these consolidated financial statements

REGENOCELL THERAPEUTICS, INC.
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

REVENUES	$162,365	$172,033	$618,810	$738,855

OPERATING EXPENSES
General and administrative	226,390	143,139	506,016	405,423
Salaries and wages	210,158	280,893	658,974	410,633
Professional fees	4,131	131,702	27,762	440,919
Development cost	-	-	-	64,625
Depreciation	37,325	26,639	66,833	75,325

Total Operating Expenses	478,004	582,373	1,259,585	1,396,925

OPERATING INCOME (LOSS)	(315,639)	(410,341)	(640,775)	(658,070)

OTHER INCOME (EXPENSE)
Interest expense	(206,008)	(6,994)	(391,028)	(287,981)
Gain on derivative liability	13,738	-	13,738	-
Other income (expenses)	(35,959)	146	(26,391)	30,146

Total Other Income (Expenses)	(229,229)	(6,848)	(403,681)	(257,835)

NET LOSS BEFORE INCOME TAXES	(544,868)	(417,189)	(1,044,456)	(915,905)
Income taxes	-	-	-	-

NET LOSS	$(544,868)	$(417,189)	$(1,044,456)	$(915,905)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	64,955	24,881	64,956	(23,636)

TOTAL COMPREHENSIVE LOSS	$(479,913)	$(392,308)	$(979,500)	$(939,541)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.01)	$(0.01)	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	81,872,826	81,654,348	81,749,954	81,071,016

The accompanying notes are an integral part of these consolidated financial statements

REGENOCELL THERAPEUTICS, INC.
Consolidated Statements of Stockholders' Deficit

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total

Balance, December 31, 2009	41,437,500	$4,144	$4,913	$-	$(362,831)	$(353,774)

January 7, 2010 - Issuance of restricted common stock in acquisition of licensing rights	40,000,000	4,000	-	-	-	4,000

July 6, 2010 - Issuance of common stock for services at $0.05 per share	200,000	20	99,980	-	-	100,000

August 11, 2010 - Issuance of restricted common stock for cash at $0.05 per share	50,000	5	24,995	-	-	25,000

Currency translation adjustment	-	-	-	(80,771)	-	(80,771)

Net loss for the year ended December 31, 2010	-	-	-	-	(4,057,131)	(4,057,131)

Balance, December 31, 2010	81,687,500	8,169	129,888	(80,771)	(4,419,962)	(4,362,676)

July 25, 2011 - Issuance of common stock for debt at $0.18 per share (unaudited)	125,000	13	22,612	-	-	22,625

August 5, 2011 - Issuance of common stock for cash at $0.11 per share (unaudited)	150,000	15	16,470	-	-	16,485

Currency translation adjustment (unaudited)	-	-	-	64,956	-	25,847

Net loss for the nine months ended September 30, 2011 (unaudited)	-	-	-	-	(1,044,456)	(1,205,853)

Balance, September 30, 2011 (unaudited)	81,962,500	$8,197	$168,970	$(15,815)	$(5,464,418)	$(5,464,418)

The accompanying notes are an integral part of these consolidated financial statements

REGENOCELL THERAPEUTICS, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,044,456)	$(915,905)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	66,833	75,325
Loss on extinguishment of debt	1,145	-
Common stock issued for services	-	100,000
Amortization of discount on note payable	279,064	128,445
Expenses paid pursuant to note payable - related party	729,941	-
Derivative liability	94,039	-
Changes in operating assets and liabilities:
Accounts receivable	33,000	(33,000)
Prepaid expenses and deposits	5,309	(114,804)
Other current assets	-	(7,990)
Accounts payable and accrued expenses	199,081	693,065
Customer deposits	-	16,500

Net cash used in operating activities	150,882	(58,364)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	-	(76,123)
Acquisition of licensing rights	-	(100,000)

Net cash used in investing activities	-	(176,123)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of notes payable	-	(50,323)
Common stock issued for cash	16,485	25,000
Proceeds from note payable	165,000	13,125
Proceeds from notes payable - related parties	29,500	188,546
Payments on notes payable - related parties	(515,410)	-

Net cash provided by financing activities	21,826	176,348

EFFECTS OF EXCHANGE RATE CHANGES	4,995	(15,428)

NET INCREASE (DECREASE) IN CASH	177,703	(73,567)
CASH AT BEGINNING OF PERIOD	3,436	102,078
CASH AT END OF PERIOD	$181,139	$28,511

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Debt incurred for acquisition of fixed assets	$-	$334,266
Debt incurred for licensing agreement	$-	$4,900,000
Common stock issued for licensing rights	$-	$4,000
Common stock issued for debt	$22,625	$-

The accompanying notes are an integral part of these consolidated financial statements

REGENOCELL THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements
September 30, 2011 and December 31, 2010
(Unaudited)

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2011, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2010 audited financial statements.  The results of operations for the periods ended September 30, 2011 is not necessarily indicative of the operating results for the full year.

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

REGENOCELL THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements
September 30, 2011 and December 31, 2010
(Unaudited)

NOTE 4 – NOTES PAYABLE

As of September 30, 2011, the Company holds $224,500 in notes payable to unrelated third party entities. One of these notes, with a principal balance of $102,000, is non-interest bearing and due on demand.  The remaining notes, with an aggregate principal balance of $122,500, bear interest at a rate of five percent per annum, and are also due on demand.  During the nine months ended September 30, 2011, the Company  borrowed $50,000 and made no principal payments on these notes.  Total accrued interest payable on the notes at September 30, 2011 was $115,848.

NOTE 5 – CONVERTIBLE NOTES PAYABLE

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

NOTE 6 – DERIVATIVE LIABILITY

The Company follows ASC 815 which defines determining whether an instrument (or embedded feature) is solely indexed to an entity’s own stock. The Company borrowed $65,000 on July 19, 2011, and $50,000 on August 10, 2011. These notes are convertible at the holder’s option at 60 percent of the average of the lowest three closing prices during the 10 days prior to conversion. The number of shares issuable upon conversion of these notes is limited so that the holder’s total beneficial ownership of the Company’s common stock may not exceed 4.99% of the total issued and outstanding shares.

The exercise price of both conversion options are subject to “reset” provisions in the event the Company subsequently issues common stock, stock warrants, stock options or convertible debt with a stock price, exercise price or conversion price lower than effective conversion price of the conversion option. If these provisions are triggered, the exercise price of all their warrants will be reduced. As a result, the conversion options are not considered to be solely indexed to the Company’s own stock and are not afforded equity treatment.

The total fair value of the conversion option of the July 19, 2011 note ($64,914), and the July 19, 2011 note ($42,863) has been recognized as a derivative liability on the dates of issuance with all future changes in the fair value of these conversion options being recognized in earnings in the Company’s statement of operations under the caption “Other income (expense) – Gain (loss) on warrant derivative liability” until such time as the warrants are exercised or expire.

REGENOCELL THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements
September 30, 2011 and December 31, 2010
(Unaudited)

NOTE 6 – DERIVATIVE LIABILITY (CONTINUED)

ASC 815 requires the Company to assess the fair market value of certain derivatives at each reporting period and recognize any change in the fair market value of the derivatives as gain (loss) on the income statements.   As of September 30, 2011, the Company has recognized a gain of $13,738.

NOTE 7 – RELATED PARTY NOTES PAYABLE

During the nine months ended September 30, 2011, the Company borrowed $759,441 from a related party to fund continuing operations.  Of this amount, $729,941 represented expenses paid on behalf of the Company by the related party.  The Company made payments on the note totaling $515,410 during the period, leaving an outstanding balance of $514,321 at September 30, 2011.  The note bears no interest, is due on demand and is uncollateralized.

On January 7, 2010 the Company executed a related-party note payable with a face value of $4,900,000, which has been discounted to present value assuming a 12 percent interest rate. On the date of issuance, the amount of the discount was calculated to be $2,227,302, and is being amortized using the effective interest method over the term of the note and charged to interest expense on the income statement. As of September 30, 2011 the unamortized discount was $1,633,655.

NOTE 8 – STOCKHOLDERS EQUITY

On July 25, 2011 the Company issued 125,000 shares of common stock as extinguishment of $21,480 of debt.  The shares were valued at $0.18 per share, resulting in a total share value of $22,625 and a loss on extinguishment of debt of $1,145.

On August 5, 2011 the Company issued 150,000 shares of common stock for cash at $0.11 per share, for an aggregate share value of $16,485.

NOTE 9 – SUBSEQUENT EVENTS

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

Regenocell Laboratories, Ltd. has assumed a lease with Africa-Israel for its manufacturing operations in Israel.  Lease payments converted to dollars are $10,400 plus VAT totaling $12,050 per month.  The lease runs through August 31, 2011 with a two-year option to renew.  Regenocell Laboratories, Ltd. and Africa-Israel are in negotiations for a one year extension of the lease and continue to occupy the space during the negotiations.  There is $135,000 in a restricted account used by Bank Hapoalim to guarantee payment of the lease.  These funds were transferred and accordingly the bank guarantee transferred from TheraVitae Limited to Regenocell Laboratories, Ltd.

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

For the three and nine months ended September 30, 2011, the Company had revenues of $162,365 and $618,810 compared to $172,033 and $738,855 revenues for the same three and nine months in 2010.  The Company incurred operating expenses of $478,044 and $1,259,585 during the three and nine months ended September 30, 2011, compared to $582,373  and $1,396,925 for the comparable periods of 2010.  Total net loss for the three and nine months ended September 30, 2011 was $(544,868) and $(1,044,456) compared to $(417,189) and $(915,905) for the same three and nine month periods in 2010.

Cash on hand was $19,742 as of September 30, 2011 which amount is inadequate to fund the company’s current projected capital requirements.  In order to implement the new strategy of the Company, the Company will need to raise capital during the next twelve months.  The Company has funded operations to date in part through the sale of equity securities and loans, although such efforts have been insufficient to effectively pursue its business strategy.

With respect to Regenocell Laboratories, Ltd., processing eight patients during a month will result in revenues exceeding $130,000.  The combination of the existing business being serviced by the manufacturing operations and the addition of patients to be treated in other locations and from other potential new distributors  is expected to keep patient flow for the manufacturing facility at or above the breakeven of eight patients.  Capacity at the current configuration of the manufacturing facility is more than double the breakeven.  There can be no assurance of any patient flow for any given month.

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

ITEM 3. Controls and Procedures

 Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by our management, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of September 30, 2011.  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding the required disclosures.  Based on its evaluation, our management concluded, as of the end of the period covered by this report, that our disclosure controls and procedures were effective.

There has been no change in our internal control over financial reporting (as defined in Rule 13 a-15(f) under the Exchange Act) during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On October 20, 2010, TheraVitae, Inc., the same Canadian corporation involved in the litigation in Israel, served the Company with a Statement of Claim filed with the Ontario, Canada Superior Court of Justice alleging breach of a Confidentiality and Non-Circumvention Agreement.  On December 29, 2010, the company filed its Statement of Defence.  On February 23, 2011, the Company moved for Summary Judgment.  TheraVitae at the same time cross moved to dismiss the Company’s defenses.  Neither motion has been scheduled for hearing. The Company believes that the Statement of Claim is totally without merit.

In July 2011 nine employees/former employees brought an action to recover certain benefits they claim are due but have not been paid.  The claims made for the payment of certain benefits are now being investigated.  To the extent that the claims are valid, it is the intention to resolve the matter amicably.

On November 3, 2011, Kwalata Trading Limited, a wholly owned subsidiary of TheraVitae, Inc., a Canadian corporation, attempted to obtain an ex parte order from the District Court for the Central Region of Israel to issue a preliminary injunction for alleged violations of a patent issued in Israel.  The Court declined the ex parte application and set a hearing for November 10.  At the conclusion of an abbreviated hearing, the District Court did not issue the requested preliminary injunction advising that the case was not a case appropriate for an injunction.  The Company believes that there is no merit to the case.

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

Dated: November 21 , 2011

	By:	/s/ James F. Mongiardo
James F. Mongiardo
Principal Executive Officer,
President, Principal Financial Officer,
Principal Accounting Officer, and
Director