Form 10-K/A
period 2010-12-31
RegenoCELL Therapeutics, Inc.
filed 2012-02-29
CIK 1221749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

AMENDMENT THREE TO FORM 10-K

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

EXPLANATORY NOTE

This Amendment Three on Form 10-K/A amends and restates in its entirety the Annual Report on Form 10-K for the period ended December 31, 2010 (the “Original Report”) and is being filed by RegenoCELL Therapeutics, Inc. (the “Company”) to correct certain errors that occurred in the filing of the Original Report.

During November 2012, the Company discovered material errors associated with the financial statements issued for the period January 1, 2010 to December 31, 2010.

The Company has determined that its previously filed Form 10-K included an amount related to payroll liabilities that was overstated by $259,142.  The previous balance was $391,124; the new restated amount is $131,982. As a result the Company restated the December 31, 2010 financial statements.

Unless expressly noted otherwise, the disclosures in this Form 10-K/A continue to speak as of the date of the Original Report, and do not reflect events occurring after the filing of the Original Report.   The filing of this Form 10-K/A shall not be deemed an admission that the Original Report, when made, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

REGENOCELL THERAPEUTICS, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K/A

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

The Letter of Intent with TheraVitae provides for a non-exclusive license in Mexico and later the Islands of the Caribbean to commercialize TheraVitae’s stem cell therapy for cardiovascular indications.  The Company may establish clinics to treat congestive heart failure patients with VesCell, TheraVitae’s stem cell therapy.  It also provides for an exclusive license in the United States, Canada and Mexico to obtain regulatory approvals and then market VesCell stem cell therapy for the treatment of peripheral artery disease.

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

The second stem cell business focus is to obtain regulatory approval to treat peripheral artery disease (“PAD”) in the United States and Europe.  Over ten million Americans suffer from poor circulation to their extremities with a similar number in Europe.  PAD is especially prevalent among diabetics.  After standard treatments fail, the only alternative is amputation of the toes, foot or leg, sometimes fingers, hand or arm.  This adult stem cell therapy has been shown in pilot clinical trials to re-establish blood flow to the extremities resulting in saving the limbs from amputation.  The process for treating PAD is very similar to the process for treating congestive heart failure.  After the patient is qualified, a half-liter of blood is drawn and sent for processing.  The adult stem cells are extracted, grown into large numbers and then encouraged to become angiogenic precursor cells.  This adult stem cell therapy is then injected in multiple locations in the limb which is experiencing poor circulation.

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

On January 7, 2010, the Company through its wholly owned Israeli subsidiary, Regenocell Laboratories, Ltd., acquired certain assets and assumed certain liabilities of TheraVitae, Ltd. The transaction closed on February 4, 2010. Pursuant to the terms of the agreement, certain assets were acquired and certain liabilities assumed.  These assets include all the manufacturing and office equipment and the transfer of the lease.   All the employees were terminated then offered and accepted employment with Regenocell Laboratories, Ltd.  Concurrent with this Asset Purchase Agreement, a second Assignment of Rights Agreement was executed with Yieldex, Ltd. The second agreement provides for the acquisition of certain rights.  This includes clinical data, the non-exclusive use of the CRM System which manages clinical data and input necessary to schedule a patient for stem cell production, and all rights in patent and patent applications, if any, in connection with activities of stem cell research, therapy development and clinical trials under the trade name ”TheraVitae” for the world except for Asia.  Israel is excluded by definition from being part of Asia.  The cash price is $5,000,000 (five million United States dollars), of which $75,000 was paid to TheraVitae Limited and $25,000 to Yieldex on January 7.  The balance is due in monthly installments on or before January 4, 2015.  Minimum installments are $5,000 per patient processed in Israel after the first eight patients during the preceding month.  In addition 25% of any equity raised by the Company will be applied to the outstanding balance.  In addition 40,000,000 (forty million) shares of the Company’s common stock, par value $.0001, was issued to Yieldex Ltd and its nominees.  The 40,000,000 shares are restricted and subject to a two year Lock-Up period beginning January 4, 2010.  These shares are also subject to a voting agreement.

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

However, even if all shares offered through this memorandum are sold, and we raise gross proceeds of $2,500,000, there can be no assurance that we will be successful in executing our plan or achieving profitability.  Due to our early stage of operations, regardless of the amount of funds raised, there is a substantial risk that all investors may lose all of their investment.  Even if all shares offered through this memorandum are sold, we expect that we may seek additional financing in the future.

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

Prior to a scheduled hearing, a settlement agreement was reached which then became the resolution of the case by the District Court for the Central Region of Israel.  All equipment and files taken are to be returned subject to copying by the applicants at their expense.  Excluded from copying are attorney-client privileged documents, business documents and private documents.  Regenocell Laboratories and the Company agree not to disclose the alleged intellectual property to third parties except in the ordinary course of business, for government filings and when a non-disclosure agreement is obtained. This order remains in effect until a subsequent order by the Court or the resolution of an arbitration begun in Canada by Kwalata against TheraVitae, Ltd.

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

Statement of Operational Data:	Year Ended December 31,
	(In thousands, except per share data)
	2006	2007	2008	2009	2010

Revenue	$-	$-	$-	$-	$910
Operating Expenses:
Development Costs			(14)	(47)	-
Marketing General and Administrative	(21)	(9)	(27)	(176)	(331)
Professional Fees					(546)
Employee Expenses					(697)
Research and development	-	-	-	-	(92)
Impairment of licensing rights	-	-	-	-	(2,741)
Depreciation	(1)	(1)	-	-	(59)
Total Operating Expenses	(22)	(10)	(41)	(223)	(4,465)
Operating Loss	(22)	(10)	(41)	(223)	(3,555)
Interest expense	(3)	(3)	(5)	(5)	(360)
Other income	-	-	-	-	105
Loss on Abandonment	-	-	(2)	-	-
Loss Before Income Taxes	(25)	(13)	(48)	(228)	(3,811)
Income Taxes	-	-	-	-	-
Net (Loss)	$(25)	$(13)	$(48)	$(228)	$(3,811)

Weighted Average Shares Outstanding - basic and diluted	70,312,500	70,312,500	96,187,500	131,437,500	81,071,016

Balance Sheet	Year Ended December 31,
	(In thousands, except per share data)
	2006	2007	2008	2009	2010

Current Assets	3	-	-	102	191
Property & Equipment net				3	151
Total Assets	3	2	-	105	342
Accounts Payable and Accrued Expenses	8	13	6	177	774
Payroll liabilities	-	-	-	-	391
Related-party payables	-	-	-	120	379
Notes payable	-	-	-	163	175
Long Term Debt	65	68	119	-	2,987
Deficit Accumulated	(70)	(86)	(134)	(363)	(4,173)
Total Shareholder's Equity (Deficit)	(68)	(77)	(116)	(354)	(4,104)

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

In addition 40,000,000 (forty million) shares of the Company’s common stock, par value $0.0001, was issued to Yieldex Ltd and its nominees.  The 40,000,000 shares are restricted and subject to a two year Lock-Up period beginning January 4, 2010.  These shares are also subject to a voting agreement.  During the Lock-Up period and for any subsequent period until the shares are sold to the public in the open market,  the Board of Directors will be expanded to five members and the shareholders whose shares are locked up will vote for a maximum of two directors.  The Company’s shareholders who are not parties to the Lock-Up agreement will vote their shares for the same two directors until the aggregate number of Yieldex shares are 15,000,000 (fifteen million) or less. The Yieldex shareholders agree to vote the Yieldex shares for a maximum of three directors designated by James F. Mongiardo.  While this voting rights agreement is in effect, unanimous approval of all the directors then in office or approval of holders of at least a majority of the shares will be required for: (i) any proposal to increase capital in a way that would result in dilution of existing shareholders’ percentages by ten percent (10%) or more; (ii) any proposal to merge, consolidate or amalgamate with any other corporate entity; (iii) any proposal to sell all or a material part of the assets; and, (iv) any proposal to amend the bylaws.

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

For the year ended December 31, 2010, the Company had revenues of $910,048 compared to no revenues for the same year ended 2009.   Net loss for the twelve months ended December 31, 2010 was $3,810,518 compared to $228,663 for the same twelve months in 2009.  The increase in revenues was a result of the asset purchase and assignment of rights transactions completed in January 2010.  The increase in net loss was primarily a function of the Company recognizing a $2,740,614 impairment expense relating to certain licensing rights acquired during the year.

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

RegenoCELL Therapeutics, Inc.

(A Development Stage Corporation)

REGENOCELL THERAPEUTICS, INC.

Table of Contents

Page

Audit Report of Independent Accountants	32

Consolidated Balance Sheets – December 31, 2010 (Restated) and 2009	33

Consolidated Statements of Operations for the years ended December, 2010 (Restated) and 2009	34

Consolidated Statements of Stockholder’s Equity (Deficit) for the years ended
December 31, 2010 (Restated) and 2009	35

Consolidated Statements of Cash Flows for the years ended
December 31, 2010 (Restated) and 2009	36

Notes to Consolidated Financial Statements (Restated)	37

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

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT

May 16, 2011, except for Note 7 and Note 11, as to which the date is February 27, 2012

RegenoCELL Therapeutics, Inc.

Consolidated Balance Sheets

	December 31,	December 31,
	2010	2009
	(As Restated)

ASSETS

CURRENT ASSETS

Cash	$3,436	$102,079
Accounts receivable	33,000	-
Deposits	143,635	-
Other current assets	11,381	-

Total Current Assets	191,452	102,079

PROPERTY AND EQUIPMENT, net	150,980	2,893

TOTAL ASSETS	$342,432	$104,972

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$773,638	$176,329
Payroll liabilities	131,982	-
Related party payables	378,575	120,094
Notes payable	174,500	162,323

Total Current Liabilities	1,458,695	458,746

LONG-TERM LIABILITIES

Notes payable, related party	2,987,271	-

TOTAL LIABILITIES	4,445,966	458,746

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock $0.0001 par value, 80,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.0001 par value, 520,000,000 shares authorized, 81,687,500 and 41,437,500 shares issued and outstanding, repectively	8,169	4,144
Additional paid-in capital	129,888	4,913
Accumulated other comprehensive loss	(68,242)	-
Accumulated deficit	(4,173,349)	(362,831)

Total Stockholders' Equity (Deficit)	(4,103,534)	(353,774)

TOTAL LIABILITIES STOCKHOLDERS' EQUITY (DEFICIT)	$342,432	$104,972

The accompanying notes are an integral part of these consolidated financial statements

RegenoCELL Therapeutics, Inc.

Consolidated Statements of Operations

	For the Years Ended
	December 31,
	2010	2009
	(As Restated)
REVENUES	$910,048	$-

OPERATING EXPENSES
General and administrative	331,230	176,612
Payroll expenses	696,579	-
Development costs	-	46,914
Research and development	92,411	-
Professional fees	545,683	-
Impairment of licensing rights	2,740,614	-
Depreciation	58,788	-

Total Operating Expenses	4,465,305	223,526

OPERATING INCOME (LOSS)	(3,555,257)	(223,526)

OTHER INCOME (EXPENSE)
Interest expense	(360,320)	(5,137)
Other income	105,059	-

Total Other Income (Expenses)	(255,261)	(5,137)

NET LOSS BEFORE INCOME TAXES	(3,810,518)	(228,663)

Income taxes	-	-

NET LOSS	$(3,810,518)	$(228,663)

OTHER COMPREHENSIVE INCOME (LOSS)

Foreign currency translation adjustment	(68,242)	-

TOTAL COMPREHENSIVE LOSS	$(3,878,760)	$(228,663)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.05)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	81,071,016	131,437,500

The accompanying notes are an integral part of these consolidated financial statements

RegenoCELL Therapeutics, Inc.

Consolidated Statements of Stockholders Deficit (As Restated)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Deficit	Deficit	Total

December 31, 2008 - Balance	131,437,500	$13,144	$4,913	$-	$(134,168)	$(116,111)

December 30, 2009 - Cancellation of restricted common stock issued on July 22, 2009	(90,000,000)	(9,000)	-	-	-	(9,000)

Net loss for the year ended December 31, 2009	-	-	-	-	(228,663)	(228,663)

December 31, 2009 - Balance	41,437,500	4,144	4,913	-	(362,831)	(353,774)

January 1, 2010- Issuance of restricted common stock in acquisition of licensing rights	40,000,000	4,000	-	-	-	4,000

July 6, 2010 - Issuance of common stock for services	200,000	20	99,980	-	-	100,000

August 11, 2010 - Issuance of restricted common stock for cash	50,000	5	24,995	-	-	25,000

Foreign currency translation adjustment	-	-	-	(68,242)	-	(68,242)

Net loss for the year ended December 31, 2010	-	-	-	-	(3,810,518)	(3,810,518)

December 31, 2010 - Balance	81,687,500	$8,169	$129,888	$(68,242)	$(4,173,349)	$(4,103,534)

The accompanying notes are an integral part of these consolidated financial statements

RegenoCELL Therapeutics, Inc.

Consolidated Statements of Cash Flows

	For the Years Ended
	December 31,
	2010	2009
	(As Restated)
OPERATING ACTIVITIES
Net Loss	$(3,810,518)	$(228,663)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation	58,788	207
Common stock issued for services	100,000	-
Impairment of licensing rights	2,740,614	-
Amortization of discount on note payable	314,573	-
Expenses paid pursuant to note payable - related party	107,630	-
Changes in operating assets and liabilities:
Accounts receivable	(33,000)	-
Other current assets	(11,381)	-
Accounts payable and accrued expenses	223,933	169,869
Accrued payroll expenses	391,094	-

Net cash provided by (used in) operating activities	(177,409)	(58,587)

INVESTING ACTIVITIES
Acquisition of property and equipment	-	(3,099)
Cash paid for licensing rights	(100,000)	-

Net cash used in investing activities	(100,000)	(3,099)

FINANCING ACTIVITIES
Common stock issued for cash	25,000	-
Proceeds from note payable	10,000	82,747
Proceeds from notes payable - related parties	245,282	81,018
Payments on notes payable - related parties	(53,000)	-

Net cash provided by financing activities	227,282	163,765

EFFECTS OF EXCHANGE RATE CHANGES	(48,516)	-

NET INCREASE (DECREASE) IN CASH	(98,643)	102,079
CASH AT BEGINNING OF PERIOD	102,079	-
CASH AT END OF PERIOD	$3,436	$102,079

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Assets purchased for debt, common stock, and assumption of liabilities	$5,238,266	$-

The accompanying notes are an integral part of these consolidated financial statements

REGENOCELL THERAPEUTICS, INC.

Notes to the Consolidated Financial Statements

December 31, 2010 (As Restated) and 2009

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

December 31, 2010 (As Restated) and 2009

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

December 31, 2010 (As Restated) and 2009

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

December 31, 2010 (As Restated) and 2009

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

December 31, 2010 (As Restated) and 2009

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

December 31, 2010 (As Restated) and 2009

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

December 31, 2010 (As Restated) and 2009

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

NOTE 7 – INCOME TAXES (AS RESTATED)

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

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 39% to net the loss before provision for income taxes for the following reasons:

	December 31,	December 31,
	2010	2009
Income tax expense at statutory rate	$(1,486,102)	$(89,179)
Common stock issued for services	39,000	-
Impairment of licensing rights	1,068,839
Valuation allowance	378,263	89,179
Income tax expense per books	$-	$-

Net deferred tax assets consist of the following components as of:

	December 31,	December 31,
	2010	2009
NOL carryover	$519,767	$141,504
Valuation allowance	(519,767)	(141,504)
Net deferred tax asset	$-	$-

REGENOCELL THERAPEUTICS, INC.

Notes to the Consolidated Financial Statements

December 31, 2010 (As Restated) and 2009

NOTE 7 – INCOME TAXES AS RESTATED (Continued)

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $1,627,606 for federal income tax reporting purposes are subject to annual limitations. When a change in ownership occurs, net operating loss carry forwards may be limited as to use in future years.

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

December 31, 2010 (As Restated) and 2009

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

NOTE 11 – RESTATEMENT

During November 2012, the Company discovered material errors associated with the financial statements issued for the period January 1, 2010 to December 31, 2010.

The Company has determined that its previously filed Form 10-K included an amount related to payroll liabilities that was overstated.  The previous balance was $391,124; the new restated amount is $131,982. As a result the Company restated the December 31, 2010 financial statements.

The Company adjusted previously issued financial statements to reflect the following in connection with the restatement:

	As Restated	Adjustment	As Previously Reported

Payroll Liabilities	$131,982	$(259,142)	$391,124
Accumulated deficit	(4,173,349)	(246,613)	(4,419,962)
Total stockholders’ deficit	(4,103,534)	(259,142)	(4,362,676)
Payroll Expense	696,579	(246,613)	943,192
Net Loss	(3,810,518)	(246,613)	(4,057,131)
Foreign Currency Translation Adjustment	(68,242)	12,529	(80,771)
Net loss per share- Basic and Diluted	$(0.05)	$(0.00)	$(0.05)

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

REGENOCELL THERAPEUTICS, INC.

Dated: February 29, 2011	By:	/s/ James F. Mongiardo

James F. Mongiardo
President and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 29, 2011.

/s/ James F. Mongiardo
James F. Mongiardo
Principal Executive Officer,
President, Principal Financial
Officer, Principal Accounting
Officer and Director

/s/ Joanna C. Coogan
Secretary

