Form 10-K
period 2011-12-31
RegenoCELL Therapeutics, Inc.
filed 2012-05-25
CIK 1221749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

AMENDMENT THREE TO FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Large Accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check	☐	Smaller reporting company	☒
if a smaller reporting company)

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The Company's revenues for the year ended December 31, 2011 were $851,936.

The aggregate market value of the registrant’s Common Stock, $.0001 par value (“Common Stock”)  held by non-affiliates of the registrant (based on the closing sales price of the Common Stock as reported on the OTC Bulletin Board on March 30, 2012) was approximately $213.019.  This computation excludes shares of Common Stock held by directors, officers and each person who holds 5% or more of the outstanding shares of Common Stock, since such persons may be deemed to be affiliates of the registrant.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 31, 2012, there were 90,431,241 shares of the registrant's Common Stock outstanding.

REGENOCELL THERAPEUTICS, INC.
INDEX TO ANNUAL REPORT ON FORM 10-K
Fiscal Year Ended December 31, 2011

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

Currently congestive heart failure patients cleared for treatment have less than one-half pint of blood drawn which is sent to the Company’s cell processing facility in Israel.  After the adult stem cells in the patient’s blood have been extracted and grown into large numbers of angiogenic precursor cells, they are sent to the Dominican Republic, Greece or other locations for infusion into the patient in a minimally invasive procedure.  The stem cell therapy is either delivered through a catheter or injected directly into the myocardium.  All patients are private pay.

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

The initial stem cell business focus is to treat patients outside the United States for congestive heart failure and all other cardiovascular indications. Patients may not be treated in the United States.  However, patients from the United States may be identified, qualified, agree to the treatment, pay for it in advance and then have their blood drawn for processing.  When the stem cell therapy is ready for administration, the patient will travel outside the United States to a country in which autologous therapy is permitted with minimal regulatory requirements.  The treatment will be administered in a catherization laboratory at a Company approved hospital.  Approximately five million patients have been diagnosed in the United States with congestive heart failure.  Up to seven hundred thousand (700,000) new cases are diagnosed each year.

The Company intends to find patients in the United States through its contacts with physicians and other health care professionals, a website, recommendations from professionals seeking alternative healthcare options for patients, medical seminars, public relations, standard marketing and word of mouth from treated patients.  Once a patient expresses interest and is qualified by a physician and approved by Regenocell Laboratories, Ltd., the patient will enter into a Cell Product Supply Agreement. That payment amount is anticipated to be about $55,000 which will be paid by the patient. in advance of the blood draw.  The patient will travel to the Fort Lauderdale, Florida area where the patient will be examined by a physician prior to performing a blood draw which is then sent to our cell processing facility in Israel.   The patient will subsequently travel to a country where the autologous therapy can be administered with minimal regulatory requirements in a Company approved hospital.

Alternatively, the Company will sell its stem cell therapy to distributors which in turn treat the patient in a Company approved hospital.  The Company is working with three distributors with additional distributors expected during 2012.

There are over 1100 investigation stem cell clinical trials being conducted in the United States.  It will take multiple years for any product to be approved, especially   products derived from embryonic or umbilical cord blood stem cells.  In the interim, patients may benefit from adult stem cell treatment today through identification and qualification in the United States and the administration of treatment outside the United States.  The Company intends to be one of the first companies to benefit from the commercial possibilities associated with adult stem cell therapy through the treatment of patients from the United States in the Dominican Republic, Greece and other countries.

The second stem cell business focus is to obtain regulatory approval to treat peripheral artery disease (“PAD”) in the United States and Europe.  Over ten million Americans suffer from poor circulation to their extremities with a similar number in Europe.  PAD is especially prevalent among diabetics.  After standard treatments fail, the only alternative is amputation of the toes, foot or leg, sometimes fingers, hand or arm.  This adult stem cell therapy has been shown in pilot clinical trials to re-establish blood flow to the extremities resulting in saving the limbs from amputation.  The process for treating PAD is very similar to the process for treating congestive heart failure.  After the patient is qualified, less than a half-liter of blood is drawn and sent for processing.  The adult stem cells are extracted, grown into large numbers and then encouraged to become angiogenic precursor cells.  This adult stem cell therapy is then injected in multiple locations in the limb which is experiencing poor circulation.

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

As a result of the actions described above, on February 4, 2010 the Company’s primary business operation is the Regenocell Laboratories Ltd. manufacturing and selling of stem cell therapy products used to treat congestive heart failure and peripheral artery disease.  Purchases are being made to treat patients for these indications in the Dominican Republic, Greece and other countries.

The processing of eight patients during a month for distributors at Regenocell Laboratories, Ltd. will result in revenues exceeding $130,000.  The combination of the existing business being serviced by the manufacturing operations and the addition of patients to be treated in other locations is expected to keep patient flow for the manufacturing facility at or above the breakeven of eight patients in the second half of 2012.  Capacity at the current configuration of the manufacturing facility is more than double the breakeven.  There can be no assurance of any patient flow for any given month.

Patients have been treated in the Dominican Republic and Greece.  The business of the Company’s subsidiary providing for cell processing services will be expanded through the anticipated expansion by the Company through treating its own patients and expansion into other countries in which there are minimal requirements for autologous therapy.  In addition new distributors are expected to expand treatment sites into new countries.  Such expansion will make it more convenient for patients to receive the Company’s adult stem cell therapy and increase the total number of patients being treated per month.

Manufacturing and Distribution

We will be purchasing the stem cell therapy from our wholly owned subsidiary, Regenocell Laboratories, Ltd. at the same price it is currently selling to other customers.  These other customers are treating patients the Dominican Republic and Greece.  It is anticipated that other customers will be added over time.  There is sufficient capacity to fulfill expanded orders over present monthly order flow.  Distribution will remain the same with blood being drawn from the patient by the customer, sent to Regenocell Laboratories, Ltd. in Israel for cell processing and the resulting cells being sent to the customer for administration to the patient in the country designated by the customer.

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

While there are many approved treatment options for congestive heart failure and peripheral artery disease, the focus of the Company is on no option patients.  Thus, the many approved treatment options are no longer effective and the patient is either at risk of dying within a short period of time (congestive heart failure) or having a limb amputated (peripheral artery disease).  There are many investigations and research programs underway by companies with more resources to develop new treatment options which would be competitive to the Company’s stem cell therapy.  In addition to the potential competition from these efforts, the Company does have one primary direct competitor for the treatment outside the United States of congestive heart failure patients. Regenocycte Therapeutic, LLC has established a clinic in the Dominican Republic for the administration of stem cell therapy which has been purchased from Regenocell Laboratories, Ltd.

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

The growth of our business will require significant additional investment.  We do not presently have adequate cash from operations or financing activities to meet our short-term or long-term needs and are dependent on cash infusions in order to continue operations.  We are dependent on cash flows from our operations and new Offerings to implement our business plan.

Due to our early stage of operations, regardless of the amount of funds raised in new offerings, there is a substantial risk that all investors may lose all of their investment.

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

Risks Related to the Securities Market

Our stock price is highly volatile, which may negatively affect our ability to obtain additional financing in the future.

The  market price of our Shares is highly volatile due to the risks and uncertainties described in this risk factors section, as well as other factors, including:

•	our ability to develop and test our technology;
•	our ability to patent or obtain licenses to necessary technology;

•	our ability to find private pay patients for treatment outside the United States;
•	our ability to treat patients in the Dominican Republic and Greece;

•	conditions and publicity regarding the industry in which we operate, as well as the specific areas our product candidates seek to address;
•	competition in our industry;

•	price and volume fluctuations in the stock market at large that are unrelated to our operating performance; and
•	comments by securities analysts, or our failure to meet market expectations.

As a result of this volatility, an investment in our Shares is subject to substantial risk. Furthermore, the volatility of our stock price could negatively impact our ability to raise capital in the future.

We are contractually obligated to issue shares in the future, diluting the interest of current shareholders.

As of  December 1, 2011, there were contractual obligations to issue stock options to purchase 860,000 shares of our common stock. Moreover, we expect to issue additional options to purchase shares of our common stock to compensate employees, consultants and directors, and may issue additional shares to raise capital, to acquire other companies or technologies, to pay for services or for other corporate purposes. Any such issuances will have the effect of diluting the interest of current shareholders.

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

Regenocell Laboratories, Ltd. has assumed a lease with Africa-Israel for its manufacturing operations in Israel.  That lease ended August 31. 2011.  The Company is in negotiations with Africa-Israel to extend the lease although there can be no assurance that the lease will be extended.  While these negotiations continue, lease payments converted to dollars are $10,400 plus VAT totaling $12,050 per month.   There is $135,000 in a restricted account used by Bank Hapoalim to guarantee payment of the lease.

Item 3.	LEGAL PROCEEDINGS

On February 10, 2010, Kwalata Trading Limited, a wholly owned subsidiary of TheraVitae, Inc., a Canadian corporation, obtained an ex parte order from the District Court for the Central Region of Israel to seize the intellectual property allegedly owned by Kwalata which is in the possession of either Theravitae, Ltd. or Regenocell Laboratories Ltd., the wholly owned Israeli subsidiary corporation of the Company. The Court appointed trustee took files and computers including computers dedicated solely to equipment from  Regenocell Laboratories facilities at 7, Pinchas St., Ness Ziona in what the Company considered to be an unlawful attempt to close the facilities.

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

On November 3, 2011, Kwalata Trading Limited, a wholly owned subsidiary of TheraVitae, Inc., a Canadian corporation, attempted to obtain an ex parte order from the District Court for the Central Region of Israel to issue a preliminary injunction for alleged violations of a patent issued in Israel.  The Court declined the ex parte application and set a hearing for November 10.  At the conclusion of an abbreviated hearing, the District Court did not issue the requested preliminary injunction.  In February 2012 the Court ruled against Kwalata Trading Limited and refused to grant the preliminary injunction requested.  The Court did affirm the settlement agreement previously made in the first case in Israel in which Regenocell Laboratories, Ltd. agreed to limit the sale of its stem cell therapy for heart failure and peripheral artery disease and related indications.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On January 4, 2010 through written consent in lieu of a special meeting of the stockholders of RegenoCELL Therapeutics, Inc., stockholders representing at least of majority of the outstanding stock of the Company agreed to purchase certain assets which will give the Company control over the manufacture of the stem cell product which will be used to treat patients as well as supply that products for patients being treated by other corporations in the Dominican Republic, Greece and other locations, and the Company having arranged for the funding needed to execute the agreements which will give it control over the manufacture of the stem cell product thereupon approved, adopted, ratified and confirmed the following actions taken by the Board of Directors: (1)  Effective January 4, 2010, or as soon as practicable thereafter, create a wholly-owned subsidiary incorporated under the laws of the state of Israel with the corporate name “Regenocell Laboratories, Ltd.”  The sole shareholder of Regenocell Laboratories, Ltd. shall be the Corporation; and upon creation of Regenocell Laboratories, Ltd., authorize James F. Mongiardo to serve as its sole director; and upon the appointment of James F. Mongiardo as the sole director of Regenocell Laboratories, Ltd., authorize the opening of corporate accounts for Regenocell Laboratories, Ltd. with Bank Hapoalim or another local bank in Israel with employees of Regenocell Laboratories, Ltd. being authorized as signatories on said accounts; (2) approve an Asset Purchase Agreement between Regenocell Laboratories, Ltd. and TheraVitae Ltd., a company incorporated under the laws of the state of Israel; (3) approve an Assignment of Rights between Yieldex, Ltd., a company incorporated under the laws of Hong Kong; (4) pursuant to the terms of the Yieldex agreement, issue forty million (40,000,000) restricted common shares, par value $0.0001. Said shares shall be initially issued in the name of “Yieldex, Ltd.”, held in escrow by the Corporation and voted in accordance with recommendations by the Corporation’s Board until agreed upon Share Lock-Up and Corporate Governance documents are executed by each entity or person to receive these shares. When presented with such documents setting forth the entire re-allocation of these shares, the Corporation shall instruct the transfer agent to cancel the Yieldex, Ltd. stock certificate and re-issue the same number shares in accordance with the instructions and documentation received; (5) approve a Loan Agreement between Mr. Christian Frampton and the Corporation for one hundred sixty thousand United States dollars ($160,000); and (6) in return for the personal guarantee of the President of the Corporation James F. Mongiardo to guarantee the repayment of the capital but not the fee of the loan, grant James F. Mongiardo a first lien on all assets of the Corporation including its wholly owned subsidiaries until said capital has been repaid by the Corporation.

PART II.

Item 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is currently quoted on the OTC Bulletin Board under the symbol “RCLL.OB”.  Trading began on May 23, 2011. The following table sets forth the high and low closing prices per share of common stock as reported on the OTC Bulletin Board. Prices per share f or common stock have been adjusted for the three to one stock split on March 31, 2008 and the ten to one stock split May 29, 2008.

Price Range of Common Stock

	High	Low
Year Ended December 31, 2011
Quarter ended June 30, 2011	$1.00	$0.10
Quarter ended September 30, 2011	1.00	0.02
Quarter ended December 31, 2011	0.0391	0.02

As of March 31, 2012, there were approximately 30 holders of record of the common stock.  We have never paid any cash dividends on our common stock and we do not anticipate paying such cash dividends in the foreseeable future.  We currently anticipate that we will retain all future earnings, if any, for use in the development of our business.

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

On July 6, 2010, the Company issued 200,000 shares of its common stock as payment for legal services rendered.  These shares were value at $0.05 per share, resulting in an aggregate value of $10,000.

On August 5, 2010 the Company issued 59,091 shares of common stock for cash at $0.11 per share, for an aggregate share value of $6,500.  Pursuant to this transaction the investor also received warrants to purchase 50,000 shares of common stock at $0.75 per share.

On July 25, 2011 the Company issued 125,000 shares of its common stock as payment for accounting services.  These shares were valued at $0.18 per share, resulting in an aggregate value of $22,500.

On August 5, 2011, in exchange for the services provided, the Company issued 90,909 shares of the Company’s common stock with a fair value of $10,000.  During the year ended December 31, 2011, $10,000 was recorded as consulting expense.  The value of the shares issued was based on the trading price of the stock on the date of issuance.

As of December 31, 2011, there were 81,962,500 shares of the registrant's Common Stock outstanding and approximately 28 shareholders of record.

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

The following tables present selected consolidated historical financial data and should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the consolidated financial statements and notes thereto and other financial information included elsewhere in this Annual Report on Form 10-K. We derived the selected consolidated statement of operations data for the years ended December 31, 2007, 2008, 2009, 2009, 2010 and 2011 and consolidated balance sheet data as of December 31, 2007, 2008, 2009, 2010 and 2011 from our audited financial statements and notes thereto that are included elsewhere in this Annual Report on Form 10-K.

Statement of Operational Data:	Year Ended December 31,
	(In thousands, except per share data)
	2007	2008	2009	2010	2011

Revenue	$-	$-	$-	$910	$865
Operating Expenses:
Development Costs		(14)	(47)	-	-
Marketing General and Administrative	(9)	(27)	(176)	(331)	(364)
Professional Fees				(546)	(385)
Employee Expenses				(697)	(788)
Research and development	-	-	-	(92)	(127)
Impairment of licensing rights	-	-	-	(2,741)	-
Depreciation	(1)		-	(59)	(64)
Total Operating Expenses	(10)	(41)	(223)	(4,465)	(1,728)
Operating Loss	(10)	(41)	(223)	(3,555)	(863)
Interest expense	(3)	(5)	(5)	(360)	(441)
Other income	-	-	-	105	39
Loss on Abandonment	-	(2)	-	-	-
Loss on settement of debt	-	-	-	-	(1)
Loss on derivative liability	-	-	-	-	(30)
Loss Before Income Taxes	(13)	(48)	(228)	(3,811)	(1,296)
Income Taxes	-	-	-	-	-
Net (Loss)	$(13)	$(48)	$(228)	$(3,811)	$(1,296)

Weighted Average Shares Outstanding - basic and diluted	70,312,500	96,187,500	131,437,500	81,071,016	81,803,527

Balance Sheet	Year Ended December 31,
	(In thousands, except per share data)
	2007	2008	2009	2010	2011

Current Assets	-	-	102	191	166
Property & Equipment net			3	151	81
Total Assets	2	-	105	342	247
Accounts Payable and Accrued Expenses	13	6	177	177	703
Payroll liabilities	-	-	-	391	627
Related-party payables	-	-	120	379	581
Notes payable	-	-	163	175	281
Derivative liability					(144)
Long Term Debt	68	119	-	2,987	3,366
Deficit Accumulated	(86)	(134)	(363)	(4,173)	(5,469)
Total Shareholder's Equity (Deficit)	(77)	(116)	(354)	(4,104)	(5,454)

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

Our Ability To Continue as a Going Concern

Our independent registered public accounting firm has issued its report dated May 15, 2012 in connection with the audit of our financial statements as of December 31, 2011 that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements as of December 31, 2011 have been prepared under the assumption that we will continue as a going concern. If we are not able to continue as a going concern, it is likely that holders of our common stock will lose all of their investment. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Currently congestive heart failure patients cleared for treatment have one-half pint of blood drawn which is sent to the cell processing facility in Israel. After the adult stem cells in the patient’s blood have been extracted and grown into large numbers of angiogenic precursor cells, they are sent to the Dominican Republic and Greece for infusion into the patient in a minimally invasive procedure.  The stem cell therapy is either delivered through a catheter or injected directly into the myocardium. All patients are private pay.

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

For the year ended December 31, 2011, the Company had revenues of $865,020 compared to $910,048 for the same year ended 2010.   Net loss from operations for the twelve months ended December 31, 2011 was $862,874 compared to $3,555,257 for the same twelve months in 2010.  Revenues in 2011 and 2010 were similar with a small decrease in the number of cell processing patients in 2011.  The decrease in net loss in 2011 was primarily a function of the Company recognizing a $2,740,614 impairment expense in 2010 relating to certain licensing rights acquired during the year.

Cash on hand was $11,054 as of December 31, 2011 which amount is inadequate to fund the company’s current projected capital requirements.  In order to implement the new strategy of the Company, the Company will need to raise capital during the next twelve months. The Company has funded operations to date in part through the sale of equity securities and loans, although such efforts have been insufficient to effectively pursue its business strategy.

With respect to Regenocell Laboratories, Ltd., processing eight patients obtained through distributors during a month will likely result in revenues exceeding $130,000.  The combination of the existing business being serviced by the manufacturing operations and the addition of patients to be obtained directly and treated in other locations is expected to keep patient flow for the manufacturing facility at or above the breakeven of eight patients during the second half of 2012.  Capacity at the current configuration of the manufacturing facility is more than double the breakeven.  There can be no assurance of any patient flow for any given month.

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

RegenoCELL Therapeutics, Inc.

REGENOCELL THERAPEUTICS, INC.

SADLER, GIBB & ASSOCIATES, L.L.C.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
RegenoCELL Therapeutics, Inc.

We have audited the accompanying consolidated balance sheets of RegenoCELL Therapeutics, Inc. as of December 31, 2011 and 2010 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the periods then ended.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RegenoCELL Therapeutics, Inc. as of December 31, 2011 and 2010 and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has not yet established an ongoing source of revenue sufficient to cover its operating costs which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Sadler, Gibb & Associates, LLC
Salt Lake City, UT
May 24, 2012

REGENOCELL THERAPEUTICS, INC.
Consolidated Balance Sheets

	December 31,	December 31,
	2011	2010
		(As Restated)
ASSETS

CURRENT ASSETS
Cash	$11,054	$3,436
Accounts receivable	16,500	33,000
Deposits	133,666	143,635
Other current assets	5,143	11,381

Total Current Assets	166,363	191,452

PROPERTY AND EQUIPMENT, net	81,069	150,980

TOTAL ASSETS	$247,432	$342,432

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$703,276	$697,563
Accrued payroll liabilities	193,477	131,982
Accrued officer salaries	433,333	76,075
Related-party payables	581,090	378,575
Notes payable	224,500	174,500
Convertible notes payable	56,051	-
Derivative liability	143,795	-

Total Current Liabilities	2,335,522	1,458,695

LONG-TERM LIABILITIES

Notes payable, related party, net of discount	3,366,130	2,987,271

TOTAL LIABILITIES	5,701,652	4,445,966

STOCKHOLDERS' DEFICIT
Preferred stock $.0001 par value, 80,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $.0001 par value, 520,000,000 shares
authorized, 81,962,500 and 81,687,500 shares issued
and outstanding, respectively	8,197	8,169
Additional paid-in capital	168,985	129,888
Accumulated other comprehensive loss	(162,022)	(68,242)
Accumulated deficit	(5,469,380)	(4,173,349)

Total Stockholders' Deficit	(5,454,220)	(4,103,534)

TOTAL LIABILITIES STOCKHOLDERS' DEFICIT	$247,432	$342,432

The accompanying notes are an integral part of these consolidated financial statements

REGENOCELL THERAPEUTICS, INC.
Consolidated Statements of Operations

	For the Years Ended
	December 31,
	2011	2010
		(As Restated)

REVENUES	$865,020	$910,048

OPERATING EXPENSES
Cost of sales	127,118	92,411
Depreciation expense	63,510	58,788
Salaries and wages	356,583	696,579
Executive compensation	431,528	-
Professional fees	385,016	545,683
General and administrative expenses	364,139	331,230
Impairment of licensing rights	-	2,740,614

Total Operating Expenses	1,727,894	4,465,305

NET LOSS FROM OPERATIONS	(862,874)	(3,555,257)

OTHER INCOME (EXPENSE)
Other income	39,110	105,059
Interest expense	(441,221)	(360,320)
Loss on settlement of debt	(1,147)	-
Loss on derivative liability	(29,899)	-

Total Other Income (Expense)	(433,157)	(255,261)

NET LOSS BEFORE INCOME TAXES	(1,296,031)	(3,810,518)

Income taxes	-	-

NET LOSS	$(1,296,031)	$(3,810,518)

OTHER COMPREHENSIVE LOSS

Foreign currency translation adjustment	(93,780)	(68,242)

TOTAL COMPREHENSIVE LOSS	$(1,389,811)	$(3,878,760)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.02)	$(0.05)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING	81,803,527	81,071,016

The accompanying notes are an integral part of these consolidated financial statements

REGENOCELL THERAPEUTICS, INC.
Consolidated Statements of Stockholders' Deficit

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total

Balance, December 31, 2009	41,437,500	$4,144	$4,913	$-	$(362,831)	$(353,774)

Common stock issued for cash	50,000	5	24,995	-	-	25,000

Common stock issued for services	200,000	20	99,980	-	-	100,000

Common stock issued in
acquisition of licensing rights	40,000,000	4,000	-	-	-	4,000

Foreign currency translation adjustment	-	-	-	(68,242)	-	(68,242)

Net loss for the year ended
December 31, 2010 (as restated)	-	-	-	-	(3,810,518)	(3,810,518)

Balance, December 31, 2010 (as restated)	81,687,500	8,169	129,888	(68,242)	(4,173,349)	(4,103,534)

Common stock issued for cash	59,091	6	6,494	-	-	6,500

Common stock issued for services	90,909	9	9,991	-	-	10,000

Common stock issued debt	125,000	13	22,612			22,625

Foreign currency translation adjustment	-	-	-	(93,780)	-	(93,780)

Net loss for the year ended
December 31, 2011	-	-	-	-	(1,296,031)	(1,296,031)

Balance, December 31, 2011	81,962,500	$8,197	$168,985	$(162,022)	$(5,469,380)	$(5,454,220)

The accompanying notes are an integral part of these consolidated financial statements

REGENOCELL THERAPEUTICS, INC.
Consolidated Statements of Cash Flows

	For the Years Ended
	December 31,
	2011	2010
		(As Restated)

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,296,031)	$(3,810,518)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation	63,510	58,788
Loss on settlement of debt	1,145	-
Loss on derivative liability	29,899	-
Expenses paid pursuant to note payable - related party	190,570	107,630
Amortization of discounts on notes payable	433,806	314,573
Common stock issued for services	10,000	100,000
Impairment of licensing rights	-	2,740,614
Changes in operating assets and liabilities:
Accounts receivable	16,500	(33,000)
Prepaid expenses and deposits	13	-
Other current assets	5,818	(11,381)
Accounts payable and accrued expenses	227,313	355,886

Net cash used in operating activities	(317,457)	(177,408)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of licensing rights	-	(100,000)

Net cash used in investing activities	-	(100,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	165,000	10,000
Proceeds from notes payable - related parties	652,800	245,282
Payments on notes payable - related parties	(571,734)	(53,000)
Common stock issued for cash	6,500	25,000

Net cash provided by financing activities	252,566	227,282

EFFECTS OF EXCHANGE RATE CHANGES	72,509	(48,516)

NET INCREASE (DECREASE) IN CASH	7,618	(98,642)
CASH AT BEGINNING OF PERIOD	3,436	102,078
CASH AT END OF PERIOD	$11,054	$3,436

The accompanying notes are an integral part of these consolidated financial statements

REGENOCELL THERAPEUTICS, INC.
Consolidated Statements of Cash Flows

	For the Years Ended
	December 31,
	2011	2010
		(As Restated)

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Derivative liabilities	$113,896	$-
Assets purchased for debt, common stock
and assumption of liabilities	$-	$5,238,266
Common stock issued for debt	$22,625	$-

The accompanying notes are an integral part of these consolidated financial statements

REGENOCELL THERAPEUTICS, INC.
Notes to Consolidated Financial Statements
December 31, 2011 and December 31, 2010

NOTE 1 –  NATURE OF OPERATIONS

RegenoCELL Therapeutics, Inc. (“the Company") was incorporated in the State of Florida on February 1, 2002 and was originally located in South Carolina.  In July 2008 the Company relocated its headquarters to Massachusetts and amended its corporate mission so as to develop a stem-cell therapy business for the treatment of congestive heart failure and peripheral artery disease. On July 7, 2008, the Company amended its articles of incorporation changing the name of the corporation to RegenoCELL Therapeutics, Inc.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Accounting Basis

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America.  The Company has elected a December 31 year-end.

REGENOCELL THERAPEUTICS, INC.
Notes to Consolidated Financial Statements
December 31, 2011 and December 31, 2010

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash and Cash Equivalents

For purposes of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.  The Company at times may maintain a cash balance in excess of insured limits.  The Company had $11,054 and $3,436 of cash and cash equivalents outstanding as of December 31, 2011 and 2010.

Accounts Receivable

The Company periodically reviews its trade receivables for potential collectability issues.  The Company has implemented the policy to periodically create an allowance for bad debts for those trade receivables older than 120 days outstanding.  For the years ended December 31, 2011 and 2010, the Company recognized no bad debt expense as all accounts were deemed to be fully collectible.

Property and Equipment

Property and equipment are stated at cost.  Major additions and improvements are capitalized in the month following the month in which the assets or improvement are deemed to be placed in service. Maintenance and repairs are expensed as incurred. Upon disposition, the net book value is eliminated from the accounts, with the resultant gain or loss reflected in operations. Depreciation expense is computed on a straight-line basis over the estimated useful lives of the assets as follows:

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

Intangible Assets

Intangible assets are stated at cost.  Amortization expense is computed on a straight-line basis over the estimated useful lives of the intangible assets.  Periodically, management reviews intangible assets for potential impairment issues.  If management determines that the carrying value of an intangible asset is less than the undiscounted future cash flows expected to be derived from the intangible asset, the Company records an impairment expense for the calculated difference.  During the year ended December 31, 2011 and 2010, respectively, the Company recorded impairment expense of $-0- and $2,740,614, relating to certain licensing rights acquired.

Financial Instruments

Pursuant to ASC 820, Fair Value Measurements and Disclosures, an entity is required to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

REGENOCELL THERAPEUTICS, INC.
Notes to Consolidated Financial Statements
December 31, 2011 and December 31, 2010

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Financial Instruments (Continued)

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company’s financial instruments consist principally of cash, property and equipment, accounts receivable and payable, accrued liabilities, notes payable and amounts due to related parties.  The recorded values of all of the Company’s financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

Revenue Recognition

The Company recognizes revenue primarily from stem cell processing.  The Company recognizes revenue when the services are completed, delivery has occurred, and collection is reasonably assured and all obligations with respect to the transaction are satisfied.

Comprehensive Loss

Total comprehensive loss represents the net change in stockholders' equity during a period from sources other than transactions with stockholders and as such, includes net loss. For the Company, the components of other comprehensive loss are the changes in the cumulative foreign currency translation adjustments and are recorded as components of stockholders' deficit.

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

REGENOCELL THERAPEUTICS, INC.
Notes to Consolidated Financial Statements
December 31, 2011 and December 31, 2010

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Provision for Taxes

The Company applies ASC 740, which requires the asset and liability method of accounting for income taxes.  This method requires that the current or deferred tax consequences of all events recognized in the financial statements be measured by applying the provisions of enacted tax laws to determine the amount of taxes payable or refundable currently or in future years. Deferred tax assets are reviewed for recoverability and the Company records a valuation allowance to reduce its deferred tax assets when it is more likely than not that all or some portion of the deferred tax assets will not be recovered.  ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

Basic and Diluted Loss per Common Share

Basic loss per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There 8,431,085 and -0- such common stock equivalents as a result of convertible notes payable and warrants outstanding as of December 31, 2011 and 2010, respectively.

Foreign Currency Translation

Assets and liabilities of the Company's foreign operations are translated from its functional currency of the New Israeli Shekel into its reporting currency of the U.S. dollar at period-end exchange rates. Net exchange gains or losses resulting from such translation are excluded from net loss but are included in comprehensive loss and accumulated in a separate component of stockholders' equity. Income and expenses are translated at the average exchange rate for the period.  Equity transactions are translated at historical rates.

Business Segments

The Company operates in one segment, and therefore segment information is not presented.

Concentration of Credit Risk

The Company's financial instruments that are exposed to concentration of credit risk are cash.  Additionally, the Company maintains cash balances in bank deposit accounts which, at times, may exceed federally insured limits.

Major Customers

During the year ended December 31, 2011 the Company had two customers to whom sales exceeded 10 percent of the Company’s total sales for the period.  Each customer is an unrelated third party.  These two companies combined to constitute approximately 95 percent of the Company’s gross revenues for the years ended December 31, 2011 and December 31, 2010.

Reclassifications

Certain comparative figures have been reclassified to conform to the current year’s presentation.

Recent Accounting Pronouncements

The Company has evaluated recent accounting pronouncements and their adoption has not had or is not expected to have a material impact on the Company’s financial position, or statements.

REGENOCELL THERAPEUTICS, INC.
Notes to Consolidated Financial Statements
December 31, 2011 and December 31, 2010

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is computed over the estimated life of the assets. Depreciation expense for the years ended December 31, 2011 and 2010 amounted to $63,510 and $58,788, respectively. Gains from losses on sales and disposals are included in the statements of operations. Maintenance and repairs are charged to expense as incurred. As of December 31, 2011 and 2010 property and equipment consisted of the following:

	December 31, 2011	December 31, 2010
Machinery and equipment	$147,488	$158,243
Computers and software	28,755	30,896
Furniture and fixtures	6,146	1,046
Vehicles	974	16,090
Leasehold improvements	14,974	6,604
Accumulated depreciation	(117,268)	(61,899)
Total property and equipment, net	$81,069	$150,980

NOTE 5 – ASSET ACQUISITION

In January, 2010 the Company created a wholly-owned foreign subsidiary in Israel for the purpose of developing and operating the laboratory facilities associated with its products. The name of the subsidiary is Regenocell Laboratories Ltd.  On January 7, 2010, Regenocell Laboratories Ltd. consummated an Asset Purchase Agreement with TheraVitae Limited. Under the terms of the agreement the Company acquired certain assets of TheraVitae Limited at a book value of approximately $370,000, in exchange for assuming certain liabilities of approximately $334,000 and $100,000 in cash (all currency is in US dollars).

Consideration paid:
Cash paid	$100,000
Liabilities assumed	334,266
Common stock issued	4,000
Note payable	4,900,000
Discount on note payable	(2,227,302)
Total purchase price	$3,110,964

Consideration received:
Assets	$370,350
Licenses and intellectual property	2,740,614
Net value of assets purchased	$3,110,964

NOTE 6 – RELATED PARTY NOTES PAYABLE

During the year ended December 31, 2011, the Company borrowed $774,249 from a related party to fund continuing operations.  Of this amount, $121,449 represented expenses paid on behalf of the Company by the related party.  The Company made payments on the note totaling $571,734 during the period, leaving an outstanding balance of $581,090 at December 31, 2011.  The note is uncollateralized, bears no interest and is due on demand.

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

REGENOCELL THERAPEUTICS, INC.
Notes to Consolidated Financial Statements
December 31, 2011 and December 31, 2010

NOTE 6 – RELATED PARTY NOTES PAYABLE (CONTINUED)

The assets were acquired in exchange for 40,000,000 shares of the Company’s common stock, $100,000 cash, and a non-interest bearing note, payable January 25, 2015, in the amount of $4,900,000. Per the terms of the agreement, repayment of the note will be made out of proceeds of revenues relating to the assigned intangible assets and out of capital raised by the Company.  Pursuant to this transaction, Yieldex became a related-party entity (greater than 10 percent shareholder).

The Company’s related-party note payable with a face value of $4,900,000, which has been discounted to present value assuming a 12 percent interest rate. On the date of issuance, the amount of the discount was calculated to be $2,227,302, and is being amortized using the effective interest method over the term of the note and charged to interest expense on the income statement. As of December 31, 2011 the unamortized discount was $1,533,870.

NOTE 7 – NOTES PAYABLE

As of December 31, 2011, the Company holds $224,500 in notes payable to unrelated third party entities. One of these notes, with a principal balance of $102,000, is non-interest bearing and due on demand.  The remaining notes, with an aggregate principal balance of $122,500, bear interest at a rate of five percent per annum, and are also due on demand.  During the year ended December 31, 2011, the Company  borrowed an additional $50,000 and made no principal payments on these notes.  Total accrued interest payable on the notes at December 31, 2011 was $117,704.

NOTE 8 – CONVERTIBLE NOTES PAYABLE

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

NOTE 9 – DERIVATIVE LIABILITY

The Company follows ASC 815 which defines determining whether an instrument (or embedded feature) is solely indexed to an entity’s own stock. The Company borrowed $65,000 on July 19, 2011, and $50,000 on August 10, 2011. These notes are convertible at the holder’s option at 60 percent of the average of the lowest three closing prices during the 10 days prior to conversion. The number of shares issuable upon conversion of these notes is limited so that the holder’s total beneficial ownership of the Company’s common stock may not exceed 4.99 percent of the total issued and outstanding shares.

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

REGENOCELL THERAPEUTICS, INC.
Notes to Consolidated Financial Statements
December 31, 2011 and December 31, 2010

NOTE 9 – DERIVATIVE LIABILITY (CONTINUED)

The total fair value of the conversion option of the July 19, 2011 note ($65,824), and the July 19, 2011 note ($48,896) has been recognized as a derivative liability on the dates of issuance with all future changes in the fair value of these conversion options being recognized in earnings in the Company’s statement of operations under the caption “Other income (expense) – Gain (loss) on derivative liability” until such time as the warrants are exercised or expire.

ASC 815 requires the Company to assess the fair market value of certain derivatives at each reporting period and recognize any change in the fair market value of the derivatives as gain (loss) on the income statements. The Company uses the Black-Scholes option pricing model to value the derivative liabilities and subsequent remeasurements.  Included in the models are the following assumptions: a risk free rate of 0.02 percent, an exercise price of $0.01 per share, a dividend yield of -0- percent, and annual volatility ranging from 346.7 percent to 364.9 percent.  For the years ended December 31, 2011 and 2010, the Company recognized a loss on derivative liability of $29,899 and $-0-, respectively.

NOTE 10 – STOCKHOLDERS’ EQUITY

Stock Issued for Cash

On August 5, 2010 the Company issued 50,000 shares of common stock for cash at $0.50 per share, for an aggregate share value of $25,000.  Pursuant to this transaction the investor also received warrants to purchase an 50,000 shares of common stock at $0.75 per share.

Stock Issued for Services

On August 5, 2011, in exchange for the services provided, the Company issued 150,000 shares of the Company’s common stock with a fair value of $10,000.  During the year ended December 31, 2011, $10,000 was recorded as consulting expense. The value of the shares issued was based on the trading price of the stock on the date of issuance.

Stock Issued for Settlement of Debt

On July 25, 2011 the Company issued 125,000 shares of common stock as extinguishment of $21,480 of debt.  The shares were valued at $0.18 per share, resulting in a total share value of $22,625 and a loss on extinguishment of debt of $1,145. The value of the shares issued was based on the trading price of the stock on the date of issuance.

NOTE 11 – STOCK OPTIONS AND WARRANTS

The following tables summarize all stock options granted for the years ended December 31, 2011, and the related changes during these periods are presented below.

	Number of Options	Weighted Average Exercise Price

Balance at December 31, 2009	-	$-
Granted	50,000	$0.75
Exercised	-	-
Expired	-	-
Balance at December 31, 2010	50,000	$0.75

Granted	360,000	$0.50
Exercised	-	-
Expired	-	-
Balance at December 31, 2011	360,000	$$0.68

Options Exercisable at December 31, 2011	168,125	$$0.68

REGENOCELL THERAPEUTICS, INC.
Notes to Consolidated Financial Statements
December 31, 2011 and December 31, 2010

NOTE 11 – STOCK OPTIONS AND WARRANTS (continued)

The following table summarizes information regarding our outstanding and exercisable options at December 31, 2011 and 2010:

	Total Outstanding			Total Exercisable
Exercise Prices	Number of Option Shares	Weighted-Average Exercise Price	Remaining Weighted-Average Contractual Term (Years)	Number of Option Shares	Weighted-Average Exercise Price

$0.50	360,000	$0.50	6.6	118,125	$0.53
$0.75	50,000	0.75	5.6	50,000	0.75

	410,000	$0.63	6.1	168,125	$0.64

In determining the compensation cost of the stock options granted, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model. The assumptions used in these calculations are summarized as follows:

Year Ended December 31, 2011
Expected term of options granted	7 years
Expected volatility range	272 – 275%
Range of risk-free interest rates	0.36 – 0.55%
Expected dividend yield	0%

NOTE 12 – COMMITMENTS AND CONTINGENCIES

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

REGENOCELL THERAPEUTICS, INC.
Notes to Consolidated Financial Statements
December 31, 2011 and December 31, 2010

NOTE 12 – COMMITMENTS AND CONTINGENCIES (continued)

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

Office Lease

The Company leases office space in Kiryat Weizmann, Israel under an operating lease. The lease provides for a lease payment of $11,713 per month beginning August 30, 2006 expiring August 31, 2011.  Currently the Company is renegotiating the lease and is on a month-to-month lease term.

NOTE 13 – INCOME TAXES

The Company accounts for income taxes in accordance with ASC 740, Income Taxes , which requires the recognition of deferred tax liabilities and assets at currently enacted tax rates for the expected future tax consequences of events that have been included in the financial statements or tax returns. A valuation allowance is recognized to reduce the net deferred tax asset to an amount that is more likely than not to be realized.

ASC 740 provides guidance on the accounting for uncertainty in income taxes recognized in a company’s financial statements. ASC 740 requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.

REGENOCELL THERAPEUTICS, INC.
Notes to Consolidated Financial Statements
December 31, 2011 and December 31, 2010

NOTE 13 – INCOME TAXES (CONTINUED)

Net deferred tax assets consist of the following components as of December 31, 2011 and 2010:

	December 31, 2011	December 31, 2010
Current taxes at statutory rates	$(2,133,058)	$(1,627,606)
Loss on settlement of debt	447	-
Change in derivative liability	11,661	-
Amortization of debt discounts	169,184	-
Stock/options issued for services	42,900	39,000
Impairment expense	1,068,839	1,068,839
Valuation allowance	840,027	519,767
Total provision for income taxes	$-	$-

The income tax provision differs from the amount of income tax determined by applying the estimated U.S. federal and state income tax rates of 34 percent to pretax income from continuing operations for the year ended December 31, 2011 and 2010 due to the following:

	December 31, 2011	December 31, 2010
Loss carryforwards (expire through 2031)	$(2,068,280)	$(1,247,099)
Deferred tax liabilities	2,068,280	1,247,099
Net deferred taxes	$-	$-

At December 31, 2011, the Company had net operating loss carry forwards of approximately $2,068,280 through 2031.  No tax benefit has been reported in the December 31, 2011 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

NOTE 14 – SUBSEQUENT EVENTS

On January 4, 2012, the Company executed a convertible promissory note in the amount of $42,500. The note bears interest at a rate of eight percent per annum and has a maturity date of October 6, 2012.  Any amount of principal or interest not paid in full at maturity will bear an interest rate of 22 percent.  The convertible promissory note may be converted in whole or in part, at the option of the holder, to shares of common stock at any time following 180 days after the issuance date of the note.  The conversion price under the note is 60 percent multiplied by the market price (representing a 40 percent discount rate).

On February 10, 2012, the Company executed a convertible promissory note in the amount of $37,500. The note bears interest at a rate of eight percent per annum and has a maturity date of November 14, 2012.  Any amount of principal or interest not paid in full at maturity will bear an interest rate of 22 percent.  The convertible promissory note may be converted in whole or in part, at the option of the holder, to shares of common stock at any time following 180 days after the issuance date of the note.  The conversion price under the note is 60 percent multiplied by the market price (representing a 40 percent discount rate).

Subsequent to the period end, the Company issued 500,000 shares of common stock at $0.03 per share for services rendered to the Company.  The Company also issued 7,968,714 shares of common stock in conversion of $65,000 of convertible debt outstanding at December 31, 2011.

REGENOCELL THERAPEUTICS, INC.
Notes to Consolidated Financial Statements
December 31, 2011 and December 31, 2010

NOTE 15 – RESTATEMENT

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

The Company adjusted previously issued financial statements to reflect the following in connection with the restatement:

	As Restated	Adjustment	As Previously Reported

Accrued payroll liabilities	$131,982	$(259,142)	$391,124
Accumulated deficit	(4,173,349)	(246,613)	(4,419,962)
Total stockholders’ deficit	(4,103,534)	(259,142)	(4,362,676)

Payroll expense	696,579	(246,613)	943,192
Net loss	(3,810,518)	(246,613)	(4,057,131)
Foreign currency translation adjustment	(68,242)	12,529	(80,771)

Net loss per share – basic and diluted	$(0.05)	$(0.00)	$(0.05)

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

•           Provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance withgenerally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the Board of Directors; and

•           Provide reasonable assurance regarding prevention or timely detection of  unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Our management conducted an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

Based on this assessment, our management has concluded that, as of December 31, 2011, the Company's internal control over financial reporting is effective.

Changes in Internal Control over Financial Reporting

As of the end of the period covered by this report, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2011, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Directors and Executive Officers

Our directors, executive officers and key employees are as follows:

Name:	Age	Position	Director since

James F. Mongiardo	66	President and Chairman	2008

Joanna C. Coogan	38	Secretary	Not a Director

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

Code Of Ethics and Standards of Conduct

In 2011 we had limited operations and have not as of yet adopted a Code of Ethics and Standards of Conduct.  We plan to consider adopting a Code of Ethics and Standards of Conduct applicable to our directors, officers and employees in 2011.

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

Summary Compensation Table

The table below sets forth the total compensation accrued by the Company for the years ended December 31, 2011, 2010, 2009, 2008, 2007, 2006, 2005, 2004 and 2003 for the Company’s present and former President.

Summary Compensation Table

		Annual Compensation			Long-Term Compensation
		Awards			Payouts
					Shares Underlying	All Other
Name and Principal Position	Year	Salary		Bonus	Options Granted (#)	Compensation
James F. Mongiardo	2011	$358,333	*	0	0	0
	2010	75,000	*	0	0	0
	2009	0		0	0	0
	2008	0		0	0	0
Scott Massey	2008	0		0	0	0
Former President, principal	2007	0		0	0	0
executive officer,	2006	0		0	0	0
principal financial officer	2005	0		0	0	0
and director	2004	0		0	0	0
	2003	0		0	0	0

Inception to 12/31/11		$433,333	*	0	0	0

*Pursuant to the terms of James F. Mongiardo’s Employment Agreement, a reduced salary was due after the Company had gross revenues in excess of  $500,000 which was reached beginning July 1, 2010 and full salary when gross revenues exceeded $ 1,000,000 which was reached beginning February 1, 2011.  The salary due pursuant to the Employment Agreement has been accrued but not paid.

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

On November 23, 2009, the Company approved the issuance of an Award of five hundred thousand (500,000) shares to Americo Simonini, MD, to serve as Chief Medical Officer of the Corporation, at a price of fifty cents ($.50) per share.

On August 1, 2011 the Company approved the issuance of an Award of three hundred sixty thousand (360,000) shares to Cellcare, LLC, to provide managerial and operational services to the Company with one of the Consultant’s Managers/Members, Paul Schwartz, having the title of Chief Operating Officer, Caribbean Operations. serve as Chief Medical Officer at a price of fifty cents ($.50) per share.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table shows, as of March 31, 2011 the beneficial ownership of Common Stock of the Company by (i) any person or group who is known to the Company to be the beneficial owner of more than 5% of the Company’s Common Stock, (ii) the sole current director of the Company, (iii) the sole named executive officer of the Company, and (iv) all current directors and executive officers as a group.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of class

James F. Mongiardo	15,000,000	16.59%
2 Briar Lane
Natick, MA 01760

Domenic Mazza	5,000,000	5.53%
Apartment 503
3700 Galt Ocean Drive N.E.
Fort Lauderdale, FL 33306

Yieldex, Ltd.(2)	40,000,000	44.23%
Basement
Kwong Long Tai Building
1016 Tai Nam West Street
Hong Kong

Joanna C. Coogan (3)	0	0%
1 Cedar Lane
Chappaqua, New York 10514

All current directors and	15,000,000	16.59%
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

The Company paid audit fees to its independent certified public accountant, Sadler, Gibb & Associates in the amount of $15,000 for the year ended December 31, 2011, $15,000 for the year ended December 31, 2010 and $1,500 for the year ended December 31, 2009.

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

REGENOCELL THERAPEUTICS, INC.

Dated: May 24, 2012	By: /s/ James F. Mongiardo

James F. Mongiardo
President and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on May 24,  2012.

/s/ James F. Mongiardo
James F. Mongiardo
Principal Executive Officer,
President, Principal Financial
Officer, Principal Accounting
Officer and Director

/s/ Joanna C. Coogan
Secretary